Form 10-Q
period 2004-06-30
POSTER FINANCIAL GROUP INC
filed 2004-08-16
CIK 1278868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-114335

POSTER FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	56-2370836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 E. Fremont Street, Las Vegas, Nevada
(Address of principal executive offices)

89101
(Zip Code)

(702) 385-7111
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer.  Yes☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 100 outstanding shares as of August 16, 2004

Form 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
Poster Financial Group, Inc.

Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004 (unaudited)
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2004 (unaudited)
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Golden Nugget Group (1)

Combined Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
Combined Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)
Notes to Combined Financial Statements (unaudited)

(1)

Poster Financial Group, Inc. completed the acquisition of the Golden Nugget Group on January 23, 2004. When a registrant acquires a business, it is required under Rule 3-05 of Regulation S-X under the Securities Act to assess the significance of the acquired business to determine whether the acquired business’ historical financial statements must be included with any subsequent financial statements of the acquirer (this requirement relates to both audited annual financial statements and unaudited interim financial statements). The acquisition of the Golden Nugget Group was significant. Accordingly, the financial statements of the Golden Nugget Group are included in this Quarterly Report on Form 10-Q in order to comply with Rule 3-05 of Regulation S-X.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Part I.              Financial Information

Item 1.           Financial Statements

Poster Financial Group, Inc.

(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Balance Sheets

(Thousands of dollars)

	December 31, 2003	June 30, 2004
		(unaudited)

Assets
Current Assets
Cash and cash equivalents	$—	$18,932
Restricted cash in escrow	159,548	—
Accounts receivable, net	—	10,497
Inventories	—	4,108
Prepaid expenses and other	122	7,088

Total current assets	159,670	40,625

Property and equipment, net	—	188,151
Investment in joint venture	—	4,739
Deposits and other assets, net	13,884	35,486

Total assets	$173,554	$269,001

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$7,696	$11,237
Current portion of notes payable	—	8,854
Other accrued liabilities	1,078	26,379
Amounts due to affiliates	376	—

Total current liabilities	9,150	46,470
Notes payable, net of current portion	155,000	173,291

Total liabilities	164,150	219,761

Contingencies and Commitments
Stockholder’s equity
Common stock (no par value; 10,000 shares authorized; 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	10,883	50,000
Retained earnings (deficit)	(1,479)	(760)

Total stockholder’s equity	9,404	49,240
Total liabilities and stockholder’s equity	$173,554	$269,001

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statements of Operations

(Thousands of dollars)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(unaudited)	(unaudited)
Revenues
Casino	$45,009	$83,955
Rooms	12,439	22,497
Food and beverage	13,723	22,952
Entertainment, retail and other	3,100	5,989

Gross revenues	74,271	135,393
Promotional allowances	(8,610)	(15,850)

Net revenues	65,661	119,543
Cost and expenses
Casino	26,347	46,722
Rooms	5,285	9,094
Food and beverage	9,101	15,368
Entertainment, retail and other	2,463	4,815
Provision for doubtful accounts	464	1,075
General and administrative	13,249	23,828
Depreciation and amortization	4,312	7,081

Total cost and expenses	61,221	107,983

Operating income	4,440	11,560

Other income (expense)
Equity in loss of joint venture	(173)	(256)
Interest income	13	89
Interest expense	(4,206)	(8,157)

Total other income (expense)	(4,366)	(8,324)

Net income	$74	$3,236

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.

(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statement of Cash Flows

(Thousands of dollars)

Six Months Ended June 30, 2004
(unaudited)
Cash flows from operating activities:
Net income	$3,236

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,081
Provision for doubtful accounts	1,075
Equity in loss of joint venture	256
Changes in operating assets and liabilities, net of amounts resulting from acquisition of the Golden Nugget Group
Decrease (increase) in accounts receivable	(7,353)
Decrease (increase) in inventories	(190)
Decrease (increase) in prepaid expenses and other assets	(2,320)
(Decrease) increase in deposits and other	(36)
(Decrease) increase in accounts payable	2,399
(Decrease) increase in other accrued liabilities	5,106

Net cash provided by operating activities	9,254

Cash flows from investing activities:
Acquisition of property, equipment and improvements	(9,767)
Acquisition of Golden Nugget Group, net of cash acquired of $11,943	(201,781)
Contributions to joint venture	(235)
Decrease in restricted cash	159,548

Net cash used in investing activities	(52,235)

Cash flows from financing activities:
Proceeds from the issuance of term loan	20,000
Net borrowings under revolving credit facility	6,645
Change in bank overdraft	(1,332)
Distributions of equity to parent	(2,517)
Additional contributions of equity from parent	39,117

Net cash provided by financing activities	61,913

Net increase (decrease) in cash and cash equivalents	18,932
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$18,932

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.

(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Condensed Notes to Consolidated Financial Statements (Unaudited)

1.  Organization

Poster Financial Group, Inc. (“Poster Financial” or the “Company”) is a Nevada corporation, formed on June 2, 2003 as a holding corporation for the purpose of completing the acquisition (the “Acquisition”) of the Golden Nugget Group (as defined below), as more fully described in Note 4. The Company is a wholly owned subsidiary of PB Gaming, Inc. (“PB Gaming” or the “Parent”).

After completion of the Acquisition, the Company owns and operates the following properties, which are collectively referred to as the “Golden Nugget Group”:

•                                          Golden Nugget—Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation wholly owned by the Company (“GNLV”); and

•                                          Golden Nugget—Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation wholly owned by the Company (“GNL”).

GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”), organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

2.  Significant Accounting Policies and Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2004 and for the six month period then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the Company as of December 31, 2003 and for the period from June 2, 2003 (inception) through December 31, 2003.

Principles of Consolidation

All inter-company accounts and transactions between the Company and GNLV and GNL are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

Trade receivables, including casino and hotel receivables, are typically noninterest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of June 30, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories

Inventories consisting principally of food and beverage and operating supplies are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows:

Buildings and improvements	15-40 years
Land improvements	15-40 years
Equipment, furniture, fixtures and leasehold improvements	3-20 years

Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease term and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customer’s possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Under the guidance of the EITF, the Company recognizes sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as promotional allowances.

3.  Supplemental Cash Flows Information

The following information presents supplemental cash flow information of assets acquired and liabilities assumed in connection with the Acquisition (amounts in thousands) (see Note 4):

Six Months Ended June 30, 2004
Accounts receivable	$4,219
Inventories	3,918
Prepaid expenses and other	4,646
Property and equipment	185,198
Tradename and other intangibles	17,043
Investment in joint venture	4,760
Deposits and other assets	4,790
Accounts payable	(2,098)
Other accrued liabilities	(20,195)
Notes payable	(500)
$201,781
Plus, cash acquired	11,943
Total purchase price and acquisition costs	$213,724

4.  Golden Nugget Acquisition

On January 23, 2004, the Company completed the Acquisition of the Golden Nugget Group from MGM MIRAGE. The purchase price for the Acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for working capital at the date of the closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million. There are no contingent payments.

The transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day the Acquisition closed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired (amounts in thousands):

At January 23, 2004

Working Capital Items
Cash and cash equivalents	$11,943
Accounts receivable, net	4,219
Inventories	3,918
Prepaid expenses and other	4,646
Deposits and other assets	2,357
Accounts payable and accrued liabilities	(22,292)
Notes payable	(500)
Subtotal—Working Capital Items	4,291

Long-lived Assets:
Property & Equipment
Land	19,992
Buildings	132,620
Construction in Progress	2,686
FFE and Equipment	29,900
Intangibles
Tradename	12,458
Player Club	4,585
Artwork and Display Nugget	2,432
Investment in Joint Venture	4,760
Subtotal—long-lived assets	209,433
Total purchase price allocated	$213,724

Approximately $12.5 million was assigned to the trademarks used by GNLV and GNL, and approximately $2.4 million was assigned to unique artwork and a gold nugget on display in the hotel lobby of the Golden Nugget—Las Vegas. Such assets are considered to have an indefinite life, and are not subject to amortization. In accordance with accounting principals generally accepted in the United States of America, they will be subject to analysis for impairment from time to time, at least on an annual basis. Approximately $4.6 million was assigned to the Golden Nugget Group’s slot player club, which has been determined to have a useful life of seven years, based on the Golden Nugget Group’s historical experience and the composition of players in the Club.

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the six months ended June 30, 2004 and the comparable period in 2003 (amounts in thousands):

	Six Months Ended June 30,
	2003	2004
Net revenues	$116,850	$134,348
Operating income	$13,265	$15,368
Net income	$4,833	$6,901

The principal differences between reported amounts and the pro forma amounts result from elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the six months ended June 30, 2004 but has been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.

5.  Fremont Street Experience

In connection with the Acquisition, the Company now also indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company’s share of earnings, losses, capital contributions and distributions. Activity relating to the Company’s investment in the Fremont Street Experience for the period January 23, 2004 to June 30, 2004 is as follows (amounts in thousands):

Acquisition of investment	$4,760
Contributions to joint venture	235
Equity in loss of joint venture	(256)
Investment Balance-end of period	$4,739

The investment balance reflects the Company’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Golden Nugget Group’s proportional interest in profits or losses ($2.9 million at June 30, 2004), as well as an additional $1.8 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $4.7 million member’s equity carried by the Company is approximately $0.4 million less than the proportional amount of members’ capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the Acquisition.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows (amounts in thousands):

As of June 30, 2004

Current assets	$2,385
Non-current assets	37,592
Total assets	$39,977

Current liabilities	$220
Non-current liabilities	13,769
Preferred member contribution	3,040
Members’ capital	22,948
Total liabilities and members’ capital	$39,977

	Three Months Ended June 30, 2004	January 23, 2004 to June 30, 2004

Total revenues	$1,287	$2,144
Costs and expenses	2,268	3,594
Net loss	$(981)	$(1,450)

6.  Segment Information

The Company owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada; and a casino and nearby hotel located in Laughlin, Nevada. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage. The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales.

A summary of operations by business segment for the period from the date of the Acquisition (January 23, 2004) through June 30, 2004, and a summary of the segment assets as of June 30, 2004 is presented below (amounts in thousands):

	Three Months Ended June 30, 2004	For the Period Jan 23, 2004 (Acquisition) Through June 30, 2004

Net revenues
GNLV, CORP.	$53,915	$97,899
GNL, CORP.	11,746	21,644
Total	$65,661	$119,543
Income (loss) from operations
GNLV, CORP.	$4,063	$9,924
GNL, CORP.	708	2,119
Poster Financial (corporate)	(331)	(483)
Total	$4,440	$11,560
Segment depreciation and amortization
GNLV, CORP.	$3,968	$6,488
GNL, CORP.	344	593
Total	$4,312	$7,081
Expenditures for additions to long-lived assets, exclusive of the Acquisition
GNLV, CORP.	$7,485	$8,865
GNL, CORP.	427	902
Total	$7,912	$9,767

As of June 30, 2004

Segment assets
GNLV, CORP.	$215,334
GNL, CORP.	43,140
Poster Financial (Corporate)	10,527
Total	$269,001

7.  Licensing Contingency

The Company conducts licensed gaming operations in Nevada. The Nevada gaming authorities control approval of ownership interests in gaming operations.

On January 22, 2004, the Nevada Gaming Commission found the principal shareholders (the “Shareholders”) of PB Gaming (who are also the Chief Executive Officer and Chief Operating Officer of Poster Financial) suitable as officers, directors and shareholders of PB Gaming and as officers and directors of Poster Financial, and issued licenses to them as officers and directors of GNLV and GNL. The findings of suitability and licenses issued to the Shareholders expire in January 2008. Following the one-year anniversary of such issuances, the Shareholders may apply for new unlimited findings of suitability and licenses. No assurance can be given that such applications would be granted without further limitation or at all. If the Shareholders were found unsuitable, they would be required to be removed from their positions as officers and directors of the Company, PB Gaming, GNLV and GNL and PB Gaming could be required to redeem the stock in PB Gaming held by them at a price equal to fair market value. Such an event could have a material adverse effect on the Company’s business, financial condition and results of operations.

8.  Transactions with Affiliates

On June 29, 2004, GNLV made a non-interest bearing loan to Lopo, LLC, a Nevada limited liability company (“Lopo”), the member’s interests of which are held by the sole stockholders of the Company’s parent corporation, in the aggregate principal amount of $1.6 Million (the “Loan”), the funds of such Loan to be used by Lopo for the express and sole purpose of facilitating the acquisition of certain real property located near the Golden Nugget - Las Vegas by Lopo, upon Lopo’s agreement to convey the property to GNLV as repayment for the Loan within 90 days of the effective date of the Loan. The carrying balance of the loan is recorded in other assets at June 30, 2004.

9.  Summarized Financial Information

On December 3, 2003, the Company issued $155 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2011 (the “Notes”) to finance a portion of the purchase price of the Acquisition.  All payments with respect to the Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s subsidiaries. The Notes are also collateralized by a pledge of capital stock of the Company’s subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Company’s senior credit facility.

Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of June 30, 2004 and for the six month period ended June 30, 2004, reflecting the Acquisition completed in January 2004.

CONDENSED BALANCE SHEETS

June 30, 2004

(amounts in thousands)

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$18,932	$—		$18,932
Accounts receivable, net	—	10,497	—		10,497
Inventories	—	4,108	—		4,108
Prepaid expenses and other	—	7,088	—		7,088
Intercompany receivables	—	3,655	(3,655	)(a)	—

Total current assets	—	44,280	(3,655)		40,625

Property and equipment, net	—	188,151	—		188,151
Investment in subsidiaries	225,532	—	(225,532	)(b)	—
Investment in joint venture	—	4,739	—		4,739
Deposits and other assets, net	10,527	34,908	(9,949	)(c)	35,486

Total assets	$236,059	$272,078	$(239,136)		$269,001

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$158	$11,079	$—		$11,237
Current portion of notes payable to nonaffiliates	8,744	8,854	(8,744	)(c)	8,854
Other accrued liabilities	1,362	25,017	—		26,379
Amounts due to affiliates	3,655	—	(3,655	)(a)	—

Total current liabilities	13,919	44,950	(12,399)		46,470
Notes payable to non-affiliates, net of current portion	172,900	173,291	(172,900	)(c)	173,291

Total liabilities	186,819	218,241	(185,299)		219,761

Contingencies and Commitments
Stockholder’s equity	49,240	53,837	(53,837)		49,240
Total liabilities and stockholder’s equity	$236,059	$272,078	$(239,136)		$269,001

(a)                                  To eliminate intercompany receivables and payables in consolidation.

(b)                                 To eliminate investment in subsidiaries in consolidation.

(c)                                  To eliminate notes payable and related debt issuance costs pushed down to the guarantor subsidiaries to reflect the impact of the Acquisition, in accordance with the requirements of Staff Accounting Bulletin Topic 5(J) of the SEC.

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2004

(amounts in thousands)

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total

Net revenues	$—	$119,543	$—		$119,543

Cost and expenses
Casino-hotel operations	—	77,074	—		77,074
General and administrative	483	23,345	—		23,828
Depreciation and amortization	—	7,081	—		7,081

Total costs and expenses	483	107,500	—		107,983

Operating income	(483)	12,043	—		11,560

Other income (expense)
Equity in loss of joint venture	—	(256)	—		(256)
Equity in income of subsidiaries	3,668	—	(3,668	)(a)	—
Interest income	51	38	—		89
Interest expense	(8,138)	(8,157)	8,138	(b)	(8,157)

Total Other income (expense)	(4,419)	(8,375)	4,470		(8,324)

Net income (loss)	$(4,902)	$3,668	$4,470		$3,236

(a)                                  To eliminate equity in income of subsidiaries in consolidation.

(b)                                 To eliminate interest expense on the Notes and term loan pushed down to the guarantor subsidiaries to reflect the impact of the Acquisition, in accordance with Staff Accounting Bulletin Topic 5(J) of the SEC.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004

(amounts in thousands)

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash flows from operating activities	$(1,012)	$10,266	—	$9,254

Cash flows from investing activities
Acquisition of property and equipment	—	(9,767)		(9,767)
Acquisition of the Golden Nugget Group, net of cash acquired	(201,781)	—		(201,781)
Contributions to joint venture	—	(235)		(235)
Decrease in restricted cash	159,548	—		159,548
Net cash used in investing activities	(42,233)	(10,002)	—	(52,235)

Cash flows from financing activities
Proceeds from issuance of term loan	20,000			20,000
Net borrowings under revolving credit facility	6,645			6,645
Change in bank overdraft		(1,332)		(1,332)
Contribution to subsidiaries using funds drawn under term loan	(20,000)	20,000		—
Distributions of equity to parent	(2,517)	—		(2,517)
Additional contributions of equity from parent	39,117			39,117
Net cash provided by financing activities	43,245	18,668	—	61,913

Net increase in cash and cash equivalents	—	18,932	—	18,932
Cash and cash equivalents, beginning of period	—	—		—
Cash and cash equivalents, end of period	$—	$18,932	$—	$18,932

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Combined Statements of Operations and Changes in Division Equity

(Thousands of dollars)

	Three Months Ended June 30, 2003	Six Months Eded June 30, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$36,002	$77,896	$10,121
Rooms	11,162	23,067	2,795
Food and beverage	11,969	24,589	3,034
Entertainment retail and other	3,468	6,915	817
Gross revenues	62,601	132,467	16,767
Promotional allowances	(7,425)	(15,617)	(1,962)
Net revenues	55,176	116,850	14,805

Cost and expenses:
Casino	20,464	42,889	5,441
Roons	5,235	10,239	1,304
Food and beverage	7,913	15,842	2,003
Entertainment retail and other	2,656	5,415	568
Provision for doubtful accounts	160	490	107
General and administrative	10,554	21,361	2,524
(Gain)/loss on disposal of fixed assets	(8)	(40)	—
MGM/MIRAGE management fee	3,130	6,620	844
Depreciation and amortization	3,485	6,919	806
Total cost and expenses	53,589	109,735	13,597

Operating income	1,587	7,115	1,208

Equity in loss of joint venture	(201)	(386)	(26)
Interest income	9	19	2
Interest expense	(870)	(1,754)	(3)
Intercompany interest expense	(14)	(27)	(206)
Total other income (expense)	(1,076)	(2,148)	(233)

Income before income taxes	511	4,967	975
Income tax provision	(209)	(1,560)	(307)
Net income	$302	$3,407	$668

The accompanying notes are an integral part of these financial statements.

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Combined Statement of Cash Flows

(Thousands of dollars)

	Six Months Ended June 30, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$3,407	$668

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	6,919	806
Provision for doubtful accounts	490	107
Equity in loss of joint venture	386	26
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	707	923
Decrease (increase) in due from Poster Financial	—	376
Decrease (increase) in inventories	1,748	95
Decrease (increase) in prepaid expenses and other assets	41	633
(Decrease) increase in deposits and other	(1,479)	22
(Decrease) increase in accounts payable	7,107	(380)
(Decrease) increase in other accrued payables	(730)	1,736

Net cash provided by operating activities	18,596	5,012

Cash flows from investing activities:
Acquisition of property, equipment and improvements	(4,470)	(4,436)
Contributions to joint venture	(753)	(235)

Net cash used in investing activities	(5,223)	(4,671)

Cash flows from financing activities:
Change in bank overdraft	(3,256)	(4,996)
Change in amounts payable to MGM MIRAGE an affiliates, net	(9,633)	(3,456)

Net cash used in financing activities	(12,889)	(8,452)

Net increase (decrease) in cash and cash equivalents	484	(8,111)
Cash and cash equivalents, beginning of period	17,340	23,904

Cash and cash equivalents, end of period	$17,824	$15,793

The accompanying notes are an integral part of these financial statements.

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Condensed Notes to Combined Financial Statements (Unaudited)

1.  Organization

Prior to January 23, 2004, the Golden Nugget Group (the “Group”) was an operating division of MGM MIRAGE (“MGM MIRAGE” or “Parent”), a publicly held Delaware corporation. The Group is comprised of the following entities:

•                                          GNLV, CORP., a Nevada corporation formerly wholly owned by MGM MIRAGE (“GNLV”), which owns and operated the Golden Nugget—Las Vegas, a hotel-casino entertainment resort located in downtown Las Vegas, Nevada; and

•                                          GNL, CORP., a Nevada corporation formerly wholly owned by MGM MIRAGE (“GNLV”), which owns and operated the Golden Nugget—Laughlin Las Vegas, a hotel-casino resort in Laughlin, Nevada.

GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”), organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

The management of MGM MIRAGE has made all significant operational and financial decisions of the Group during the periods presented.

On January 23, 2004, Poster Financial Group, Inc. (“Poster Financial”), a party unrelated to MGM MIRAGE, completed the acquisition of the Group from MGM MIRAGE (the “Acquisition”). The purchase price for the Acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for working capital at the date of the closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.

2.  Significant Accounting Policies and Basis of Presentation

The combined financial statements of the Group for the period January 1, 2004 through January 22, 2004 and for the three and six months ended June 30, 2003, have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These combined financial statements should be read in conjunction with the financial statements and notes thereto for the Group as of December 31, 2003 and for the year then ended.

Principles of Presentation

All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNL are eliminated in combination to arrive at the financial statements of the Group. The Group is not a separate reporting entity and has not previously presented financial statements on a stand-alone basis. Certain estimates, including allocations from the Parent, have been made to provide financial information for stand-alone reporting purposes. Management of the Group believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

Stock Based Compensation

Prior to the Acquisition, certain employees were eligible to participate in the stock option plans of MGM MIRAGE. The Group does not have a stock option plan. The Group accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). The Group does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Group’s common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Group had applied SFAS 123.

Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group’s net income would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148 (amounts in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Period from Jan 1, 2004 through Jan 22, 2004
Net income as reported	$302	$3,407	$668
Stock based compensation under SFAS 123	(334)	(668)	(56)
Pro Forma	$(32)	$2,739	$612

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans.

3.  Golden Nugget Acquisition

On January 23, 2004, Poster Financial, a party unrelated to MGM MIRAGE, completed the Acquisition of the Group from MGM MIRAGE. The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.

The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. Results of operations of the acquired companies were reflected in the acquirer’s financial statements from the day of the Acquisition.

4.  Fremont Street Experience

Through its wholly-owned subsidiary, GNE, the Group indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting.

Summarized financial information of the Fremont Street Experience for the three and six months ended June 30, 2003 and for the period from January 1, 2004 is as follows (amounts in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Period from Jan 1, 2004 through Jan 22, 2004
Total revenues	$1,707	$2,705	$274
Total costs and expenses	2,846	4,892	423
Net loss	$1,139	$2,187	$149

5.  Segment Information

The Group owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada; and a casino and nearby hotel located in Laughlin, Nevada. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage. The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales.

A summary of operations by business segment for the three and six months ended June 30, 2003 and for the period from January 1, 2004 through January 22, 2004 (the date immediately prior to Acquisition) is presented below (amounts in thousands):

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	For the Period Jan 1, 2004 Through Jan 22, 2004
Net revenues
GNLV, CORP.	$45,248	$95,490	$12,167
GNL, CORP.	9,928	21,360	2,638
Total	$55,176	$116,850	$14,805
Income (loss) from operations
GNLV, CORP.	$1,960	$7,087	$1,052
GNL, CORP.	(373)	28	156
Total	$1,587	$7,115	$1,208
Segment depreciation and amortization
GNLV, CORP.	$3,254	$6,456	$782
GNL, CORP.	231	463	24
Total	$3,485	$6,919	$806
Expenditures for additions to long-lived assets
GNLV, CORP.	$1,582	$3,640	$3,772
GNL, CORP.	443	815	664
Total	$2,025	$4,470	$4,436

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, unless the context requires otherwise, the terms the “Company,” “we,” “us,” and “our” refer to Poster Financial Group, Inc. and its subsidiaries and the term “Poster Financial” refers only to Poster Financial Group, Inc. and not its subsidiaries. In this report, our parent company, PB Gaming, Inc., is referred to as “PB Gaming.”

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, general economic conditions in the markets in which the Company operates, competition from other gaming operations, leverage, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks.  See “—Cautionary Statement Regarding Forward-Looking Statements.”

OVERVIEW

The Company

We own and operate the Golden Nugget hotel-casinos in Las Vegas and Laughlin, Nevada, which are referred to in this report as the “Golden Nugget-Las Vegas” and the “Golden Nugget-Laughlin,” respectively. The following table sets forth information about each of the Golden Nugget properties as of June 30, 2004:

Property	Slot Machines	Table Games	Casino Space (square feet)	Hotel Rooms
Golden Nugget-Las Vegas	1,260	58	35,000	1,907
Golden Nugget-Laughlin	1,042	12	32,000	300
Total	2,302	70	67,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget-Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget-Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. We also have an investment in The Fremont Street Experience Limited Liability Company (“The Fremont Street Experience LLC”), the entity which owns and operates The Fremont Street Experience. The Fremont Street Experience is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget-Las Vegas is located.

The Acquisition and Poster Financial

Poster Financial is a holding company that was incorporated in June 2003 for the purpose of acquiring the entities that own and operate the Golden Nugget hotel-casinos in Las Vegas and Laughlin, Nevada. On June 24, 2003, Poster Financial entered into a stock purchase agreement with MGM MIRAGE, as parent, Mirage Resorts, Incorporated, as seller, GNLV, CORP. (“GNLV”), GNL, CORP. (“GNL”), and Golden Nugget Experience, LLC (“Golden Nugget Experience”), a wholly owned subsidiary of GNLV, in which Poster Financial agreed to purchase all the issued and outstanding shares of capital stock of GNLV and GNL from Mirage Resorts, Incorporated (the “Acquisition”). GNLV and GNL, respectively, own and operate the Golden Nugget-Las Vegas and the Golden Nugget-Laughlin. GNLV and its subsidiaries and GNL are collectively referred to in this report as the “Golden Nugget Group.” On January 23, 2004, Poster Financial completed the Acquisition and acquired all the issued and outstanding shares of capital stock of GNLV and GNL and, as a result, indirect ownership of the Golden Nugget-Las Vegas and the Golden Nugget-Laughlin.

Certain financial statements for Poster Financial are included in this report, but such historical operating results will not be indicative of future operating results. Our future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control.

PB Gaming has elected to be taxed as a Subchapter S corporation and has elected to have each of Poster Financial, GNLV and GNL treated as a qualified Subchapter S corporation subsidiary for U.S. federal income tax purposes.

The Golden Nugget Group

The operations of the Golden Nugget Group consist of two hotel-casinos located in Las Vegas and Laughlin, Nevada, referred to in this report as the Golden Nugget-Las Vegas and the Golden Nugget-Laughlin, respectively. Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, the Golden Nugget properties offer a wide selection of high-quality amenities to complement their guests’ gaming experience.

Key gaming volume indicators are table game “drop” and slot machine “handle”. Table game drop and slot machine handle are casino industry specific terms that are used to identify the amount wagered by patrons at a casino table game or slot machine, respectively. The revenues of the Golden Nugget properties can also be affected by the percentage of gaming volume retained by them, indicated by “win” or “hold” percentages, which we cannot fully control. Hold is calculated by dividing the amount won by the casino by the amount wagered by patrons. Hold percentages vary based on the mix of games on the floor. In addition, while hold percentage is reasonably predictable over periods greater than twelve months, it can fluctuate significantly over shorter periods of time, such as a fiscal quarter, which can affect comparability between periods.

In the hotel operations of the Golden Nugget properties, key measures are occupancy rates (a volume indicator) and average daily room rate (“ADR,” a price indicator). Revenues of the Golden Nugget Group can also be affected by economic and other factors. Domestic leisure travel is dependent on the national economy and the level of consumers’ disposable income.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Combined net revenues for the three months ended June 30, 2004 amounted to $65.7 million, an increase of $10.5 million, or 19.0%, over the three months ended June 30, 2003. Net revenues at the Golden Nugget–Las Vegas for the three months ended June 30, 2004 accounted for $53.9 million, or 82.1% of combined net revenues, an increase of $8.7 million compared to the three months ended June 30, 2003. The significant increase of 19.2% in net revenues at the Golden Nugget–Las Vegas was attributable to an increase in table game drop and hold percentage, slot machine handle, and room occupancy and ADR for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Net revenues at the Golden Nugget–Laughlin for the three months ended June 30, 2004 accounted for $11.7 million, or 17.9% of combined net revenues, an increase of $1.8 million as compared to the three months ended June 30, 2003. The significant increase of 18.3% in net revenues at the Golden Nugget–Laughlin was primarily attributable to an increase in table game drop and hold percentage and slot machine hold percentage for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

The following table presents detail of our net revenues:

	Golden Nugget-Las Vegas Three Months Ended June 30,			Golden Nugget-Laughlin Three Months Ended June 30,
	2003	2004	Percentage Change	2003	2004	Percentage Change
	(In thousands)			(In thousands)
Casino revenue, net:
Table games	$9,244	$14,901	61.2%	$549	$746	35.9%
Slots	18,427	19,997	8.5%	7,089	8,316	17.3%
Other	596	759	27.3%	98	289	194.9%

Casino revenue, net	28,267	35,657	26.1%	7,736	9,351	20.9%

Non-casino revenue:
Rooms	10,125	11,362	12.2%	1,037	1,077	3.9%
Food and beverage	9,425	10,994	16.6%	2,542	2,730	7.4%
Entertainment, retail and other	3,022	2,715	(10.2)%	446	385	(13.7)%

Non-casino revenue	22,572	25,071	11.1%	4,025	4,192	4.1%

	50,839	60,728	19.5%	11,761	13,543	15.2%
Less: Promotional allowances	(5,591)	(6,812)	21.8%	(1,834)	(1,797)	(2.0)%

Net revenues	$45,248	$53,916	19.2%	$9,927	$11,746	18.3%

Casino Revenues

Combined casino revenues during the three months ended June 30, 2004 totaled $45.0 million, an increase of $9.0 million over the three months ended June 30, 2003. Slot machine revenues accounted for $28.3 million, or 62.9% of combined casino revenues, and table games revenues accounted for $15.6 million, or 34.8% of the combined casino revenues for the three months ended June 30, 2004.

Average win per slot machine per day at the Golden Nugget–Las Vegas for the three months ended June 30, 2004 increased by 9.5%, as compared to the three months ended June 30, 2003. Slot machine handle increased 7.5%, and table game drop increased 57.5%, as compared to the three months ended June 30, 2003. Win per table game increased 66.7% over the prior period. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds.  Increases can also be attributed to the opening of the High Limit Pit with six table games added to the casino floor in early June.

At the Golden Nugget-Laughlin table game drop increased 17.0% for the three months ended June 30, 2004 over the same period in 2003. This increase is due to changes in table game limits and odds and additional games. There were eight table games added to the casino floor in the three month period ended June 30, 2004 bringing the total table games to 21, as compared to 13 for the same period in 2003. Slot machine hold percentage increased 11.9% for the three month period ended June 30, 2004 over the three month period ended June 30, 2003.  This increase was attainable with our new slot system implemented at the beginning of 2004, allowing us to have multi-denominational games, penny games, and the ability to systematically change our rewards programs.

Non-Casino Revenues

Combined room revenues totaled $12.4 million, or 18.9% of combined net revenues, for the three months ended June 30, 2004 compared to $11.2 million, or 20.2% of combined net revenues, for the three months ended June 30, 2003. Golden Nugget–Las Vegas hotel occupancy during the period was 97.2%, compared to 94.9% for the three months ended June 30, 2003. Overall ADR increased 10.5% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Hotel occupancy at the Golden Nugget-Laughlin for the three months ended June 30, 2004 was 92.9% compared to 84.8% for the three months ended June 30, 2003. Overall ADR increased 0.6% for the three months ended June 30, 2004 over the three months ended June 30, 2003.

Combined food and beverage revenues for the three months ended June 30, 2004 totaled $13.7 million, or 20.9% of combined net revenues, compared to $12.0 million, or 21.7% of combined net revenues, for the three months ended June 30, 2003. At the Golden Nugget –Las Vegas food covers increased 7.7% during the period and the average revenue per cover increased 9.2% compared to the three months ended June 30, 2003. At the Laughlin property, food covers increase 5.8%, and the average revenue per cover increased 5.2% compared to the three months ended June 30, 2003.

Combined entertainment, retail and other revenues decreased $0.4 million to $3.1 million for the three months ended June 30, 2004. Retail revenues at the Golden Nugget–Las Vegas decreased $0.4 million to $0.6 million for the three months ended June 30, 2004. This decrease is attributable to the closure of our Gift Boutique in early April to renovate the space and convert it to casino floor. Combined entertainment, retail and other revenues at the Golden Nugget–Laughlin remained flat at $0.4 million for the three month periods ended June 30, 2004 and 2003.

Promotional Allowances

Promotional allowances provided to gaming patrons on a combined basis for the three months ended June 30, 2004 and 2003, totaled $8.6 million and $7.4 million, respectively, and are characterized in the financial statements of the Golden Nugget Group as a reduction of combined gross revenues.

Promotional allowances at the Golden Nugget–Las Vegas were $6.8 million, or 11.2% of its gross revenues, for the three months ended June 30, 2004, an increase of 21.8% from $5.6 million, or 11.0% of its gross revenues, for the three months ended June 30, 2003. This increase is consistent with the increase in table game drop and slot handle as compared to the three months ended June 30, 2003. Promotional allowances at the Golden Nugget–Laughlin totaled $1.8 million, or 13.3% of its gross revenues, for the three months ended June 30, 2004, and $1.8 million, or 15.6% of its gross revenues, for the three months ended June 30, 2003.

Operating Expenses

Combined casino operating expenses for the three months ended June 30, 2004 totaled $26.3 million, or 58.4% of combined casino revenues, compared to $20.5 million, or 56.9% of combined casino revenues, for the three months ended June 30, 2003. Combined casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos.

Casino operating expenses at the Golden Nugget–Las Vegas were $20.5 million, or 57.9% of its casino revenues, for the three months ended June 30, 2004 compared to $15.5 million, or 54.8% of its casino revenues, for the three months ended June 30, 2003. The increase of $5.0 million, or 32.3%, in casino operating expenses at the Golden Nugget–Las Vegas is due primarily to increases in payroll associated with additional marketing staff and promotional expenses related to increased marketing events. Casino operating expenses at the Golden Nugget–Laughlin were $5.8 million, or 61.7% of its casino revenues, for the three months ended June 30, 2004 compared to $5.0 million, or 64.9% of its casino revenues, for the three months ended June 30, 2003.

Combined general and administrative expenses for the three months ended June 30, 2004 were $12.9 million, or 19.7% of combined net revenues, compared to $10.2 million, or 18.5% of combined net revenues, for the three months ended June 30, 2003. General and administrative expenses at the Golden Nugget–Las Vegas accounted for $10.1 million, or 18.8% of its net revenues, for the three months ended June 30, 2004 and $7.7 million, or 17.1% of its net revenues, for the three months ended June 30, 2003. The increase of 31.2% in expenses is primarily related to transitional costs of the Information Technology department, and advertising costs. General and administrative expenses at the Golden Nugget–Laughlin accounted for $2.8 million, or 23.6% of its net revenues, for the three months ended June 30, 2004 and $2.4 million, or 24.5% of its net revenues, for the three months ended June 30, 2003.

Income from Operations

Combined operating income for the three months ended June 30, 2004 was $4.9 million, or 7.5% of combined net revenues, compared to $1.6 million, or 2.9% of net revenues, for the three months ended June 30, 2003. Operating income at the Golden Nugget–Las Vegas for the three months ended June 30, 2004 was $4.2 million, or 7.8% of its net revenues, compared to $2.0 million, or 4.3% of its net revenues, for the three months ended June 30, 2003. The increase in operating income is primarily due to the increase in casino volume and hold percentage for the three months ended June 30, 2004. The Golden Nugget–Laughlin recorded operating income of $0.7 million, or 6.2% of its net revenues, for the three months ended June 30, 2004, compared to an operating loss of $0.4 million, or (3.8%) of its net revenues, for the three months ended June 30, 2003.

Other Income and Expense

The Golden Nugget Group accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget Group added to its investment through contributions of approximately $0.2 million for the three months ended June 30, 2004 and June 30, 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.1 million for the three months ended June 30, 2004 and approximately $0.4 million for the three months ended June 30, 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2003 and 2004.

To finance a portion of the purchase price of the Acquisition, on December 3, 2003, Poster Financial issued in a private offering $155,000,000 aggregate principal amount of 8 ¾% Senior Secured Notes due 2011 (the “Notes”).  The Company also entered into a $35 million senior credit facility, consisting of a $20 million term loan and a $15 million revolving loan, and made a drawing for the full amount of the term loan to finance a portion of the purchase price of the Acquisition.  Interest expense for the three months ended June 30, 2004 amounted to $4.2 million for Poster Financial for the Notes and the draw of the term loan under the senior credit facility, including amortization of deferred financing costs.  For the three months ended June 30, 2003 interest expense for the Golden Nugget Group was $0.9 million on a note payable to MGM Mirage.  In connection with the closing of the Acquisition the Golden Nugget Group was relieved of its obligation to repay the $80.0 million note payable to the MGM Mirage.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Combined net revenues for the six months ended June 30, 2004 amounted to $134.3 million, an increase of $17.5 million, or 15.0%, over the six months ended June 30, 2003. Net revenues at the Golden Nugget–Las Vegas for the six months ended June 30, 2004 accounted for $110.1 million, or 81.9% of combined net revenues, an increase of $14.6 million compared to the six months ended June 30, 2003. The significant increase of 15.3% in net revenues at the Golden Nugget–Las Vegas was attributable to an increase in table game drop and hold percentage, slot machine handle, and room occupancy and ADR for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Net revenues at the Golden Nugget–Laughlin for the six months ended June 30, 2004 accounted for $24.3 million, or 18.1% of combined net revenues, an increase of $2.9 million as compared to the six months ended June 30, 2003. The increase of 13.7% in net revenues at the Golden Nugget–Laughlin was primarily attributable to increases in volume for both table games and slots, as well as, increases in hold percentages for both gaming areas – the hold percentages for both periods were within a normal range.

The following table presents detail of our net revenues:

	Golden Nugget-Las Vegas Six Months Ended June 30,			Golden Nugget-Laughlin Six Months Ended June 30,
	2003	2004	Percentage Change	2003	2004	Percentage Change
	(In thousands)			(In thousands)
Casino revenue, net:
Table games	$20,165	$28,035	39.0%	$1,074	$1,427	32.9%
Slots	38,945	42,373	8.8%	15,850	17,975	13.4%
Other	1,514	1,816	19.9%	349	541	55.0%

Casino revenue, net	60,624	72,224	19.1%	17,273	19,943	15.5%

Non-casino revenue:
Rooms	21,127	23,533	11.4%	1,940	2,000	3.1%
Food and beverage	19,356	22,177	14.6%	5,232	5,408	3.4%
Entertainment, retail and other	6,032	6,072	0.7%	883	802	(9.2)%

Non-casino revenue	46,515	51,782	11.3%	8,055	8,210	1.9%

	107,139	124,006	15.7%	25,328	28,153	11.2%
Less: Promotional allowances	(11,648)	(13,940)	19.7%	(3,968)	(3,871)	(2.4)%

Net revenues	$95,491	$110,066	15.3%	$21,360	$24,282	13.7%

Casino Revenues

Combined casino revenues during the six months ended June 30, 2004 totaled $92.2 million, an increase of $14.3 million over the six months ended June 30, 2003. Slot machine revenues accounted for $60.3 million, or 65.5% of combined casino revenues, and table games revenues accounted for $29.5 million, or 32.0% of the combined casino revenues for the six months ended June 30, 2004.

Average win per slot machine per day at the Golden Nugget–Las Vegas for the six months ended June 30, 2004 increased by 9.0%, as compared to the six months ended June 30, 2003. Slot machine handle increased 9.5%, and table game drop increased 40.6%, as compared to the six months ended June 30, 2003. Win per table game increased 45.9% over the prior period. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds.

Non-Casino Revenues

Combined room revenues totaled $25.5 million, or 19.0% of combined net revenues, for the six months ended June 30, 2004 compared to $23.1 million, or 19.7% of combined net revenues, for the six months ended June 30, 2003. Golden Nugget–Las Vegas hotel occupancy during the period was 96.8%, compared to 94.7% for the six months ended June 30, 2003. Overall ADR increased 9.0% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. Hotel occupancy at the Golden Nugget-Laughlin for the six months ended June 30, 2004 was 92.5% compared to 88.8% for the six months ended June 30, 2003. Overall ADR decreased 2.5% for the six months ended June 30, 2004 over the six months ended June 30, 2003.

Combined food and beverage revenues for the six months ended June 30, 2004 totaled $27.6 million, or 20.5% of combined net revenues, compared to $24.6 million, or 21.0% of combined net revenues, for the six months ended June 30, 2003. At the Golden Nugget-Las Vegas food covers increased 6.8% during the period and the average revenue per cover increased 8.0% compared to the six months ended June 30, 2003. At our Laughlin property, food covers increased 1.7%, and the average revenue per cover increased 1.7% compared to the six months ended June 30, 2003.

Combined entertainment, retail and other revenues remained flat at $6.9 million for the six month periods ended June 30, 2004 and 2003.

Promotional Allowances

Promotional allowances provided to gaming patrons on a combined basis for the six months ended June 30, 2004 and 2003, totaled $17.8 million and $15.6 million, respectively, and are characterized in the financial statements of the Golden Nugget Group as a reduction of combined gross revenues.

Promotional allowances at the Golden Nugget–Las Vegas were $13.9 million, or 11.2% of its gross revenues, for the six months ended June 30, 2004, an increase of 19.7% from $11.6 million, or 10.9% of its gross revenues, for the six months ended June 30, 2003. This increase is consistent with the increase in gaming volumes and customer base as compared to the six months ended June 30, 2003. Promotional allowances at the Golden Nugget–Laughlin totaled $3.9 million, or 13.7% of its gross revenues, for the six months ended June 30, 2004, a decrease of 2.4% from $4.0 million, or 15.7% of its gross revenues, for the six months ended June 30, 2003.

Operating Expenses

Combined casino operating expenses for the six months ended June 30, 2004 totaled $52.2 million, or 56.6% of combined casino revenues, compared to $42.9 million, or 55.1% of combined casino revenues, for the six months ended June 30, 2003. Combined casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos.

Casino operating expenses at the Golden Nugget–Las Vegas were $40.3 million, or 55.8% of its casino revenues, for the six months ended June 30, 2004 compared to $32.3 million, or 53.3% of its casino revenues, for the six months ended June 30, 2003. The increase of $8.0 million, or 24.8%, in casino operating expenses at the Golden Nugget–Las Vegas is due primarily to increases in marketing, payroll and event expenses, and gaming taxes associated with the increase in casino revenues. Casino operating expenses at the Golden Nugget–Laughlin were $11.9 million, or 59.5% of its casino revenues, for the six months ended June 30, 2004 compared to $11.9 million, or 60.0% of its casino revenues, for the six months ended June 30, 2003.

Combined general and administrative expenses for the six months ended June 30, 2004 were $25.9 million, or 19.3% of combined net revenues, compared to $20.6 million, or 17.7% of combined net revenues, for the six months ended June 30, 2003. General and administrative expenses at the Golden Nugget–Las Vegas accounted for $20.2 million, or 18.3% of its net revenues, for the six months ended June 30, 2004 and $15.6 million, or 16.4% of its net revenues, for the six months ended June 30, 2003. General and administrative expenses at the Golden Nugget–Laughlin accounted for $5.7 million, or 23.5% of its net revenues, for the six months ended June 30, 2004 and $5.0 million, or 23.4% of its net revenues, for the six months ended June 30, 2003. The increases in general and administrative expenses are attributed to costs for additional payroll and services as we transition from the MGM Mirage corporate services, as well as for signing bonuses paid upon Acquisition of the properties by Poster Financial Group, Inc.

Income from Operations

Combined operating income for the six months ended June 30, 2004 was $13.4 million, or 10.0% of combined net revenues, compared to $7.1 million, or 6.1% of net revenues, for the six months ended June 30, 2003. Operating income at the Golden Nugget–Las Vegas for the six months ended June 30, 2004 was $11.1 million, or 10.1% of its net revenues, compared to $7.1 million, or 7.4% of its net revenues, for the six months ended June 30, 2003. The increase in operating income is primarily due to increases in casino, hotel and food and beverage revenues for the six months ended June 30, 2004. Operating income at the Golden Nugget–Laughlin was

$2.3 million, or 9.5% of its net revenues, for the six months ended June 30, 2004, compared to operating income of $28 thousand, or 0.1% of its net revenues, for the six months ended June 30, 2003. Improved performance is due to a strengthening of the Laughlin market and improved casino revenues due in part to upgrades to player tracking software and increased limits in table games.

Other Income and Expense

Other income and expense consists principally of interest expense on the note payable to MGM MIRAGE and of equity in the loss of The Fremont Street Experience LLC. Interest expense for the six months ended June 30, 2004 was calculated for the period January 1, 2004 through January 22, 2004 and amounted to $0.2 million compared to $1.8 million for the full six months ended June 30, 2003. The principal balance of the note was $80.0 million in both 2003 and 2004. In connection with the closing of the Acquisition, the Golden Nugget Group was relieved of its obligations to repay the note payable to the MGM MIRAGE.

The Golden Nugget Group accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget Group added to its investment through contributions of approximately $0.5 million for the six months ended June 30, 2004 and $0.8 million for the six months ended June 30, 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.3 million for the six months ended June 30, 2004 and approximately $0.4 million for the six months ended June 30, 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2003 and 2004.

Liquidity and Capital Resources

At June 30, 2004, Poster Financial had cash and cash equivalents of $18.9 million. We expect to fund our operating and capital needs, as currently contemplated, with operating cash flows and, if necessary, additional borrowings under the senior credit facility. We currently anticipate capital expenditures for 2004 to be approximately $15.0 million and 2005 to be approximately $10.5 million. The majority of the budgeted expenditures for 2004 and 2005 are expected to be spent on purchasing new gaming equipment and information services equipment. We spent approximately $9.8 million on capital expenditures in the first six months of 2004 since the closing of the Acquisition.

For the six months ended June 30, 2004 (which includes the Golden Nugget Group for 160 days of operation), net cash provided by operating activities totaled approximately $9.3 million and cash used for investing activities totaled $52.2 million primarily related to the Acquisition of the Golden Nugget Group.

Cash flows provided by financing activities were $61.9 million in the first six months of 2004.  As of June 30, 2004, we had a total of $6.6 million outstanding under the revolving loan portion of our senior credit facility (the “Revolving Facility”).  We have met our capital requirements to date through net cash from operating activities and borrowings under our senior credit facility.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist solely of our investment in an unconsolidated affiliate, which currently consists of our investment in Fremont Street Experience. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions or joint ventures.

At June 30, 2004, we had outstanding letters of credit totaling $3.7 million.

Contractual Obligations

The following table summarizes the contractual obligations and commitments of Poster Financial (or the Golden Nugget Group prior to the Acquisition) to make future payments under certain contracts, including long-term debt obligations, and operating leases at June 30, 2004. We have significant obligations under the notes and our senior credit facility.

	Payments Due By Period
Contractual Obligations and Commitments	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
8 3/4% Senior Secured Notes due 2011	$—	$—	$—	$155,000	$155,000
Senior credit facility	2,800	5,600	3,500	8,100	20,000
Other long-term debt	154	154	154	38	500
Operating leases	761	771	817	845	3,194
Total cash obligations	$3,715	$6,525	$4,471	$163,983	$178,694

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized the significant accounting policies of the Golden Nugget Group in Note 2 to the combined financial statements of the Golden Nugget Group. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition.  Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenues are recognized at the time the related service is performed.

Property and Equipment.  At June 30, 2004, the Company had approximately $188.1 million of net property and equipment recorded on its balance sheet. The Company depreciates its assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Slot Club Liability.  The Golden Nugget casinos offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at the Golden Nugget casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance.  The Company maintains accruals for its self-insured health program, which are classified in other accrued liabilities in the combined balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments.  The Company also utilizes estimates for litigation, claims and assessments. These estimates are based upon management’s knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement 143 (“SFAS 143”), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Golden Nugget Group adopted SFAS 143 on January 1, 2003 and Poster Financial adopted it upon inception. Adoption of SFAS No. 143 did not have a material impact on Poster Financial’s or the Golden Nugget Group’s financial condition, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145. Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Adoption of SFAS 145 did not have a material impact on Poster Financial’s or the Golden Nugget Group’s financial condition, results of operations or cash flows.

In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 did not have any impact on Poster Finanical’s or the Golden Nugget Group’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets as a specified or determinable date (or dates) or upon an event that is certain to occur—as liabilities. Nonpublic entities are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. We adopted the statement on January 1, 2004, and it did not have any material effect on Poster Financial’s or the Golden Nugget Group’s financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2004 Poster Financial was not a guarantor of any third party indebtedness and the Golden Nugget Group was only a guarantor of indebtedness within the Poster Financial consolidated group. Prior to the Acquisition, the Golden Nugget Group was a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of its parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). The interpretation was also revised to December, 2003 (“FIN 46R”). This interpretation outlines requirements for business enterprises to combined related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines combined requirements for VIEs created after January 31, 2003. The Golden Nugget Group has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on Poster Financial’s or the Golden Nugget Group’s financial condition, results of operations or cash flows. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

In November 2003, the FASB Emerging Issues Task Force issued EITF Issue 03-16 (“Issue 03-16”). Issue 03-16 addresses whether a limited liability corporation (“LLC”) should be viewed as a corporation or partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Issue 03-16 is effective for reporting periods beginning after June 15, 2004. Our non-controlling investment in The Fremont Street Experience LLC and subsidiaries is subject to the provisions of this Issue. The Company currently accounts for its investment in the Fremont Street Experience on the equity method of accounting and believes that such accounting will continue to be appropriate following the adoption of Issue 03-16 because the Company’s influence on The Fremont Street Experience LLC is more than minor (as a result of its 17.65% voting interest), as that term is used in the related accounting literature. Accordingly, the Company does not expect that the adoption of Issue 03-16 will have a material impact on its financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company’s anticipated financial performance; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2004; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in our results of operations include, but are not limited to, general economic conditions in the markets in which we operate, competition from other gaming operations, leverage, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, licensing and other regulatory risks and other risks disclosed in our filings with the Securities and Exchange Commission.  All forward-looking statements attributable the Company or persons acting on behalf of the Company apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the remainder of 2004 and, for later years, for the twelve-month periods ended December 31:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(1)
Variable Rate Debt
Poster Financial—Amounts outstanding under the senior credit facility, payable at one-month LIBOR plus a margin of 4.0%	$1,400	$2,800	$2,800	$2,800	$10,200	$6,645	$26,645	$26,645
Average interest rate (2)	—	—	—	—	—	5.09%	5.09%

Fixed Rate Debt
Poster Financial—$155.0 principal amount of 8 3/4 % Senior Secured Notes due 2011	—	—	—	—	—	155,000	155,000	155,000
Average interest rate (2)	—	—	—	—	—	8.75%	8.75%
Golden Nugget Group-Non-interest bearing slot jackpot payable over time and carried as a note payable (unamortized discount of $116 at December 31, 2003 not reflected in scheduled payments)	154	154	154	154		—	616	400
	$1,554	$2,954	$2,954	$2,954	$10,200	$161,645	$182,261	$182,045

(1)                                  The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts are based on market quotes.

(2)                                  Based on contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)                                  Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the agreement governing the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in January 2009.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

Poster Financial is not involved in any litigation. GNLV and GNL are each defendants in various lawsuits, most of which relate to routine matters incidental to the Company’s business.  We do not believe that the outcome of this pending litigation, considered in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 2.           Changes in Securities and Use of Proceeds – None.

Item 3.           Defaults Upon Senior Securities – None.

Item 4.           Submission of Matters to a Vote of Security Holders – None.

Item 5.           Other Information

On July 2, 2004, Poster Financial commenced an offer to exchange (the “Exchange Offer”) $155 million aggregate principal amount of the outstanding Notes for $155 million aggregate principal amount of 8 ¾% Senior Secured Notes due 2011 (the “Exchange Notes”) that had been registered under the Securities Act of 1933, as amended.  The Exchange Offer expired at 5:00 p.m., New York City time, on August 3, 2004, and at that time holders of 100% of the outstanding aggregate principal amount of the Notes had tendered their Notes pursuant to the Exchange Offer and not withdrawn.  On August 4, 2004, Poster Financial issued $155 million aggregate principal amount of Exchange Notes in exchange for the tendered Notes and all outstanding Notes were cancelled.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits –

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On August 11, 2004, the Company filed a Current Report on Form 8-K reporting items listed under Items 7 and 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poster Financial Group, Inc.,

DATE: August 16, 2004	/s/ Dawn M. Prendes
Dawn M. Prendes Senior Vice President and Chief Financial Officer