Form 10-Q
period 2004-09-30
POSTER FINANCIAL GROUP INC
filed 2004-11-15
CIK 1278868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 100 outstanding shares as of November 12, 2004

Form 10-Q

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
a.	Poster Financial Group, Inc.

Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004 (unaudited)
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2004 (unaudited)
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

b.	Golden Nugget Group (1)

Combined Statements of Operations for the Three and Nine Months Ended September 30, 2003 and for the Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial) (unaudited)

Combined Statements of Cash Flows for the Nine Months Ended September 30, 2003 and for the Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial) (unaudited)

Notes to Combined Financial Statements (unaudited)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

Part I.              Financial Information

Item 1.           Financial Statements

a. Poster Financial Group, Inc.

Poster Financial Group, Inc.

(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Balance Sheets

(Thousands of dollars)

	December 31, 2003	September 30, 2004
		(unaudited)

Assets
Current Assets
Cash and cash equivalents	$—	$21,082
Restricted cash in escrow	159,548	—
Accounts receivable, net	—	12,867
Inventories	—	3,534
Prepaid expenses and other	122	7,440

Total current assets	159,670	44,923

Property and equipment, net	—	184,319
Investment in joint venture	—	5,192
Deposits and other assets, net	13,884	36,855

Total assets	$173,554	$271,289

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$7,696	$13,431
Current portion of long-term debt	—	2,919
Other accrued liabilities	1,078	36,507
Amounts due to affiliates	376	—

Total current liabilities	9,150	52,857

Long-term debt, net of current portion	155,000	177,883

Total liabilities	164,150	230,740

Stockholder’s equity
Common stock (no par value; 10,000 shares authorized; 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	10,883	50,000
Retained earnings (deficit)	(1,479)	(9,451)

Total stockholder’s equity	9,404	40,549
Total liabilities and stockholder’s equity	$173,554	$271,289

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statement of Operations

(Thousands of dollars)

(Unaudited)

	Three Months Ended		Period from Inception (June 2, 2003) to September 30, 2003	Nine Months Ended September 30, 2004
	September 30, 2003	September 30, 2004
Revenues
Casino	$—	$41,280	$—	$123,327
Rooms	—	11,861	—	34,599
Food and beverage	—	14,205	—	38,756
Entertainment, retail and other	—	3,430	—	9,487

Gross revenues	—	70,776	—	206,169
Promotional allowances	—	(9,882)	—	(25,732)

Net revenues	—	60,894	—	180,437
Cost and expenses
Casino	—	28,314	—	75,036
Rooms	—	5,555	—	14,649
Food and beverage	—	8,266	—	23,634
Entertainment, retail and other	—	2,528	—	7,343
Provision for doubtful accounts	—	935	—	2,010
General and administrative	—	15,510	—	39,338
(Gain) loss on sale of assets	—	(70)	—	(70)
Depreciation and amortization	—	4,204	—	11,285

Total cost and expenses	—	65,242	—	173,225

Operating income	—	(4,348)	—	7,212

Other income (expense)
Equity in loss of joint venture	—	(126)	—	(382)
Interest income	—	17	—	106
Interest expense	—	(4,234)	—	(12,391)

Total other income (expense)	—	(4,343)	—	(12,667)

Net income (loss)	$—	$(8,691)	$—	$(5,455)

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.

(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statement of Cash Flows

(Thousands of dollars)

	Period from Inception (June 2, 2003) to September 30, 2003	Nine Months Ended September 30, 2004

Cash flows from operating activities:
Net income (loss)	$—	$(5,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	11,285
Provision for doubtful accounts	—	2,010
Gain on sale of assets	—	(70)
Equity in loss of joint venture	—	382
Changes in operating assets and liabilities, net of amounts resulting from acquisition of the Golden Nugget Group
Decrease (increase) in accounts receivable	—	(10,658)
Decrease (increase) in inventories	—	384
Decrease (increase) in prepaid expenses and other assets	—	(2,672)
(Decrease) increase in deposits and other	—	(432)
(Decrease) increase in accounts payable	—	2,465
(Decrease) increase in other accrued payables	—	15,235
Net cash provided by operating activities	—	12,474

Cash flows from investing activities:
Acquisition of property, equipment and improvements	—	(11,458)
Acquisition of Golden Nugget Group, net of cash acquired of $11,942	—	(201,781)
Contributions to joint venture	—	(469)
Decrease in restricted cash	—	159,548
Proceeds from sale of equipment	—	70
Net cash used in investing activities	—	(54,090)

Cash flows from financing activities:
Proceeds from the issuance of term loan	—	20,000
Net borrowings under revolving credit facility	—	5,302
Change in bank overdraft included in accounts payable	—	796
Distributions of equity to principal stockholders	—	(2,517)
Additional contributions of equity from principal stockholders	—	39,117
Net cash provided by financing activities	—	62,698

Net increase (decrease) in cash and cash equivalents	—	21,082
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$21,082

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

After completion of the Acquisition, the Company owns and operates the following properties, which are collectively referred to as the “Golden Nugget Group”:

•                                          Golden Nugget—Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation wholly owned by the Company (“GNLV”); and

•                                          Golden Nugget—Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation wholly owned by the Company (“GNL”).  On November 8, 2004, the Company entered into an agreement to sell GNL to an unrelated third party.  See Note 4.

GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”), organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.  See Note 5.

2.  Significant Accounting Policies and Basis of Presentation

The consolidated financial statements of the Company as of September 30, 2004 and for the nine month period then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the Company as of December 31, 2003 and for the period from June 2, 2003 (inception) through December 31, 2003.

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

Trade receivables, including casino and hotel receivables, are typically noninterest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of September 30, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

			Period from Inception
	Three Months Ended		(June 2, 2003) to	Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(in thousands of dollars)
Rooms	$—	$1,867	$—	$5,137
Food and beverage	—	7,191	—	18,293
Other	—	767	—	1,750
	$—	$9,825	$—	$25,180

The estimated retail value of such promotional allowances is included in operating revenues as follows:

			Period from Inception
	Three Months Ended		(June 2, 2003) to	Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(in thousands of dollars)
Rooms	$—	$3,153	$—	$8,677
Food and beverage	—	6,091	—	15,479
Other	—	639	—	1,576
	$—	$9,883	$—	$25,732

3.  Supplemental Cash Flows Information

The following information presents supplemental cash flow information of assets acquired and liabilities assumed in connection with the Acquisition (amounts in thousands) (see Note 4):

Nine Months Ended September 30, 2004
Accounts receivable	$4,219
Inventories	3,918
Prepaid expenses and other	4,646
Property and equipment	183,710
Tradename and other intangibles	18,009
Investment in joint venture	5,105
Deposits and other assets	4,966
Accounts payable	(2,098)
Other accrued liabilities	(20,194)
Notes payable	(500)
$201,781
Plus, cash acquired	11,943
Total purchase price and acquisition costs	$213,724

4.  Acquisitions and Dispositions

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired (amounts in thousands):

	At January 23, 2004	Revision in Estimate	Adjusted Purchase Price Allocation

Working Capital Items
Cash and cash equivalents	$11,943	$—	$11,943
Accounts receivable, net	4,219	—	4,219
Inventories	3,918	—	3,918
Prepaid expenses and other	4,646	—	4,646
Deposits and other assets	2,357	—	2,357
Accounts payable and accrued liabilities	(22,292)	—	(22,292)
Notes payable	(500)	—	(500)
Subtotal—Working Capital Items	4,291	—	4,291

Long-lived Assets:
Property & Equipment
Land	19,992	1,071	21,063
Buildings	132,620	(4,699)	127,921
Construction in Progress	2,686	162	2,848
FFE and Equipment	29,900	1,978	31,878
Intangibles
Tradename	12,458	666	13,124
Player Club	4,585	300	4,885
Artwork and Display Nugget	2,432	177	2,609
Investment in Joint Venture	4,760	345	5,105
Subtotal—long-lived assets	209,433	—	209,433
Total purchase price allocated	$213,724	$—	$213,724

In the quarter ended September 30, 2004 the Company adjusted its initial purchase price allocation to reflect the results of a detailed cost segregation stock of the GNLV buildings.  The study resulted in a reduction in the net allocated cost to the building of approximately $4.7 million, offset by pro-rata adjustments to other long-lived assets, and is reflected in the amounts presented above.  There was no goodwill resulting from the Acquisition.

Approximately $13.1 million was assigned to the trademarks used by GNLV and GNL, and approximately $2.6 million was assigned to unique artwork and a gold nugget on display in the hotel lobby of the Golden Nugget—Las Vegas. Such assets are considered to have an indefinite life, and are not subject to amortization. In accordance with accounting principals generally accepted in the United States of America, they will be subject to analysis for impairment from time to time, at least on an annual basis. Approximately $4.9 million was assigned to the Golden Nugget Group’s slot player club, which has been determined to have a useful life of seven years, based on the Golden Nugget Group’s historical experience and the composition of players in the Club.

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the nine months ended September 30, 2004 and the comparable period in 2003 (amounts in thousands):

	Nine Months Ended September 30,
	2003	2004
Net revenues	$173,822	$195,242
Operating income	$15,807	$10,686
Net income	$3,127	$(2,151)

The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group, elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the nine months ended September 30, 2004 but has been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.

Golden Nugget-Laughlin Disposition

On November 8, 2004 the Company entered into a stock purchase agreement to sell GNL for a total sales price of approximately $31.0 million plus an adjustment for net working capital at the closing date (approximately $4.0 million at September 30, 2004).  The transaction is subject to customary closing conditions, including a finding of suitability of the buyer by the Nevada regulatory authorities.  Under certain specified circumstances, including if the buyer elects not to proceed with the transaction, the Company will be entitled to receive $1.0 million, which amount has been placed in escrow by the buyer.

The net consideration for the GNL sale and the estimated market value of the hotel exceed the carrying value of the related assets at September 30, 2004.  Accordingly, no impairment is indicated and no adjustments have been reflected in the accompanying financial statements.  For periods after November 8, 2004 the Company will reflect the GNL assets as held for sale in the balance sheet and will report financial results as a component of discontinued operations.  GNL has previously operated as a business segment of the Company; see Note 6 for additional information about the segment’s financial position and results of operations.

5.  Fremont Street Experience

In connection with the Acquisition, the Company now also indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company’s share of earnings, losses, capital contributions and distributions. Activity relating to the Company’s investment in the Fremont Street Experience for the period January 23, 2004 to September 30, 2004 is as follows (amounts in thousands):

Acquisition of investment	$5,105
Contributions to joint venture	469
Equity in loss of joint venture	(382)
Investment Balance-end of period	$5,192

The investment balance reflects the Company’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Golden Nugget Group’s proportional interest in profits or losses ($3.3 million at September 30, 2004), as well as an additional $1.8 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $5.2 million member’s equity carried by the Company is approximately $0.9 million less than the proportional amount of members’ capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the Acquisition.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows (amounts in thousands):

As of September 30, 2004

Current assets	$1,764
Non-current assets	43,346
Total assets	$45,110

Current liabilities	$294
Non-current liabilities	17,329
Preferred member contribution	3,040
Members’ capital	24,447
Total liabilities and members’ capital	$45,110

	Three Months Ended September 30, 2004	January 23, 2004 to September 30, 2004

Total revenues	$1,474	$3,618
Costs and expenses	2,190	5,784
Net loss	$(716)	$(2,166)

6.  Segment Information

The Company owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada which is operated by GNLV, and a casino and nearby hotel located in Laughlin, Nevada which is operated by GNL. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage. The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales.  As more fully explained in Note 4, the Company recently entered into an agreement to sell GNL.

A summary of operations by business segment for the period from the date of the Acquisition (January 23, 2004) through September 30, 2004, and a summary of the segment assets as of September 30, 2004 is presented below (amounts in thousands):

	Three Months Ended September 30, 2004	For the Period Jan 23, 2004 (Acquistion) Through September 30, 2004
Net revenues
GNLV	$49,598	$147,497
GNL	11,296	32,940
Total	$60,894	$180,437
Income (loss) from operations
GNLV	$(4,489)	$5,434
GNL	295	2,415
Poster Financial (corporate)	(154)	(637)
Total	$(4,348)	$7,212
Segment depreciation and amortization
GNLV	$3,890	$10,378
GNL	314	907
Total	$4,204	$11,285
Expenditures for additions to long-lived assets, exclusive of the Acquisition
GNLV	$1,361	$10,226
GNL	330	1,232
Total	$1,691	$11,458

As of September 30, 2004

Segment assets
GNLV	$217,204
GNL	43,475
Poster Financial (Corporate)	10,610
Total	$271,289

7.  Licensing Contingency

Licensing Contingency - The Company conducts licensed gaming operations in Nevada. The Nevada gaming authorities control approval of ownership interests in gaming operations.

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

Land Purchase Commitment – The Company is currently in the process of obtaining land and developing plans for the expansion of the Golden Nugget - Las Vegas property.  The design, budget and schedule of the expansion are at an early stage, and the ultimate timing, cost and scope of the project is subject to risks attendant to large-scale projects.

In addition to the land purchase identified in Note 8 to these financial statements, on October 5, 2004, GNLV entered into a Purchase and Sales Agreement with 1st Rainbow LLC, a Nevada limited liability company, to purchase 0.17-acre parcel of land and improvements thereon for the purchase price of $1.6 million, of which $250,000 was put on deposit. This parcel is adjacent to the parcel mentioned above.

8. Transactions with Affiliates

On June 29, 2004, GNLV made a non-interest bearing loan to Lopo, LLC, a Nevada limited liability company (“Lopo”), the member’s interests of which are held by the sole stockholders of the Company’s parent corporation, in the aggregate principal amount of $1.6 Million (the “Loan”), the funds of such Loan to be used by Lopo for the express and sole purpose of facilitating the acquisition of certain real property located near the Golden Nugget-Las Vegas by Lopo, upon Lopo’s agreement to convey the property to GNLV as repayment for the Loan within 90 days of the effective date of the Loan.  During the third fiscal quarter of 2004, the land was conveyed to the Company at the amount paid by Lopo, and the loan was cancelled.

Effective July 1, 2004, the Company entered into lease agreements with its sole stockholders to lease their interests in certain aircraft to be used primarily in the furtherance of the Company’s business, such as transporting executives to business meetings and customer transportation to and from our gaming properties. The lease payments are based on the estimated fair market value of the interests owned and the Company believes equates to the cost for such services. Annual lease payments are approximately $365,000, paid in monthly installments.

9. Long-term debt

Notes

On December 3, 2003, the Company issued $155 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2011 (the “Notes”) to finance a portion of the purchase price of the Acquisition.  All payments with respect to the Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s current and future restricted subsidiaries on a senior secured basis. The Company’s “restricted subsidiaries,” which are subject to many of the restrictive covenants in the indenture governing the Notes, currently are GNLV and GNL the Company’s wholly owned subsidiaries, and GNE, a wholly owned subsidiary of GNLV.  The Notes and the guarantees are secured by a pledge of capital stock of the Company’s restricted subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets.  Such security interest is junior to the security interest granted to the lenders under the Company’s Credit Facility (as defined below).  Interest on the Notes is payable on June 1 and December 1 of each year.

Credit Facility

                On January 23, 2004, the Company entered into a $35 million senior secured credit facility (the “Credit Facility”), which was established pursuant to a Loan and Security Agreement with Wells Fargo Foothill, Inc. as administrative agent.  The Credit Facility consists of a $20 million amortizing term loan and a $15 million revolver.

The Credit Facility contains covenants, including, among other things, financial covenants, limitations on the Company from disposing of assets, entering into mergers and certain acquisitions, incurring liens or indebtedness, and entering into transactions with affiliates.  The Company’s obligations under the Credit Facility are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s subsidiaries.  The Company’s obligations under the Credit Facility are also secured by a pledge of capital stock of the Company’s restricted subsidiaries and the Company’s interest in the Fremont Street Experience, as well as a first priority lien on substantially all of the Company’s and the guarantors’ current and future assets. Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus a 4% margin, or the Base Rate, defined as the bank’s prime rate plus a 3% margin.

At September 30, 2004, the Company failed to satisfy two of the three financial covenants under the Loan and Security Agreement.  The lenders under the Credit Facility waived compliance with the Fixed Charge Coverage Ratio and the Senior Debt to EBITDA Ratio for the quarter ended September 30, 2004.  The Company is currently negotiating amendments to the financial covenants to reflect the Company’s expected financial results as well as the proposed sale of GNL.

10.  Summarized Financial Information

Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of September 30, 2004 and for the nine month period ended September 30, 2004, reflecting the Acquisition completed in January 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2004

(Thousands of dollars)

(Unaudited)

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,082	$—		$21,082
Accounts receivable, net	—	12,867	—		12,867
Inventories	—	3,534	—		3,534
Prepaid expenses and other	—	7,440	—		7,440
Intercompany receivables	—	5,818	(5,818	)(a)	—

Total current assets	—	50,741	(5,818)		44,923

Property and equipment, net	—	184,319	—		184,319
Investment in subsidiaries	221,215	—	(221,215	)(b)	—
Investment in joint venture	—	5,192	—		5,192
Deposits and other assets, net	10,610	36,288	(10,043	)(c)	36,855

Total assets	$231,825	$276,540	$(237,076)		$271,289

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$158	$13,273	$—		$13,431
Current portion of long-term debt	2,800	2,919	(2,800	)(c)	2,919
Other accrued liabilities	4,889	31,618	—		36,507
Amounts due to affiliates	5,818	—	(5,818	)(a)	—

Total current liabilities	13,665	47,810	(8,618)		58,967

Long-term debt, net of current portion	177,611	171,883	(177,611	)(c)	177,883

Total liabilities	191,276	225,693	(186,229)		230,740

Stockholder’s equity	40,549	50,847	(50,847)		40,549
Total liabilities and stockholder’s equity	$231,825	$276,540	$(237,076)		$271,289

(a)   To eliminate intercompany receivables and payables in consolidation.

(b)   To eliminate investment in subsidiaries in consolidation.

(c)   To eliminate notes payable and related debt issuance costs pushed down to the guarantor subsidiaries to reflect the impact of the Acquisition, in accordance with the requirements of Staff Accounting Bulletin Topic 5(J) of the SEC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004

(Thousands of dollars)

(Unaudited)

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total

Net revenues	$—	$180,437	$—		$180,437

Cost and expenses
Casino-hotel operations	—	122,672	—		122,672
General and administrative	637	38,631	—		39,268
Depreciation and amortization	—	11,285	—		11,285

Total cost and expenses	637	172,588	—		173,225

Operating income	(637)	7,849	—		7,212

Other income (expense)
Equity in loss of joint venture	—	(382)	—		(382)
Equity in income (loss) of subsidiaries	(4,869)	—	(4,869	)(a)	—
Interest income	51	55	—		106
Interest expense	(12,360)	(12,391)	12,360	(b)	(12,391)

Total other income (expense)	(17,178)	(12,718)	17,229		(12,667)

Net income (loss)	$(17,815)	$(4,869)	$17,229		$(5,455)

(a)   To eliminate equity in income of subsidiaries in consolidation.

(b)   To eliminate interest expense on the Notes and term loan pushed down to the guarantor subsidiaries to reflect the impact of the Acquisition, in accordance with Staff Accounting Bulletin Topic 5(J) of the SEC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004

(Thousands of dollars)

(Unaudited)

	Poster Financial	Consolidating/ Guarantor Subsidiaries	Eliminating Entries	Total

Cash flows from operating activities:	$331	$12,143	$—	$12,474

Cash flows from investing activities:
Acquisition of property, equipment and improvements		(11,458)		(11,458)
Acquisition of Golden Nugget Group, net of cash acquired of $11,942	(201,781)			(201,781)
Contributions to joint venture		(469)		(469)
Decrease in restricted cash	159,548			159,548
Proceeds from sale of equipment		70		70
Net cash used in investing activities	(42,233)	(11,857)	—	(54,090)

Cash flows from financing activities:
Proceeds from the issuance of term loan	20,000			20,000
Net borrowings under revolving credit facility	5,302			5,302
Change in bank overdraft		796		796
Contributions to subsidiaries using funds drawn under term loan	(20,000)	20,000		—
Distributions of equity to parent	(2,517)			(2,517)
Additional contributions of equity from parent	39,117			39,117
Net cash provide by financing activities	41,902	20,796	—	62,698

Net increase in cash and cash equivalents	—	21,082	—	21,082
Cash and cash equivalents, beginning of period	—	—		—
Cash and cash equivalents, end of period	$—	$21,082	$—	$21,082

b. Golden Nugget Group

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Combined Statements of Operations and Changes in Division Equity

(Thousands of dollars)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$38,910	$116,806	$10,121
Rooms	10,586	33,653	2,795
Food and beverage	11,965	36,554	3,034
Entertainment retail and other	3,813	10,728	817
Gross revenues	65,274	197,741	16,767
Promotional allowances	(8,302)	(23,919)	(1,962)
Net revenues	56,972	173,822	14,805

Cost and expenses:
Casino	22,235	65,124	5,441
Rooms	5,272	15,511	1,304
Food and beverage	7,844	23,686	2,003
Entertainment retail and other	2,459	7,874	568
Provision for doubtful accounts	113	603	107
General and administrative	11,618	32,979	2,524
(Gain)/loss on disposal of fixed assets	(3)	(43)	—
MGM/MIRAGE management fee	3,271	9,891	844
Depreciation and amortization	3,382	10,301	806
Total cost and expenses	56,191	165,926	13,597

Operating income	781	7,896	1,208

Other income (expense):
Equity in loss of joint venture	(225)	(611)	(26)
Interest income	8	27	2
Interest expense	(800)	(2,554)	(3)
Intercompany interest expense	(13)	(40)	(206)
Total other income (expense)	(1,030)	(3,178)	(233)

Income before income taxes	(249)	4,718	975
Income tax provision	39	(1,521)	(307)
Net income (loss)	$(210)	$3,197	$668

The accompanying notes are an integral part of these financial statements.

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Combined Statement of Cash Flows

(Thousands of dollars)

	Nine Months Ended September 30, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$3,197	$668
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	10,301	806
Provision for doubtful accounts	603	107
Equity in loss of joint venture	611	26
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	1,288	923
Decrease (increase) in due from Poster Financial		376
Decrease (increase) in inventories	1,919	95
Decrease (Increase) in prepaid expenses and other assets	(721)	633
(Decrease) increase in deposits and other	(1,348)	22
(Decrease) increase in accounts payable	13,830	(380)
(Decrease) increase in other accrued payables	(1,129)	1,736

Net cash provided by operating activities	28,551	5,012

Cash flows from investing activities:
Acquisition of property, equipment and improvements	(5,590)	(4,436)
Contributions to joint venture	(753)	(235)

Net cash used in investing activities	(6,343)	(4,671)

Cash flows from financing activities:
Repayment of other debt	(100)	—
Change in bank overdraft	(6,548)	(4,996)
Change in amounts payable to MGM MIRAGE an affiliates, net	(13,324)	(3,456)

Net cash used in financing activities	(19,972)	(8,452)

Net increase (decrease) in cash and cash equivalents	2,236	(8,111)
Cash and cash equivalents, beginning of period	17,340	23,904

Cash and cash equivalents, end of period	$19,576	$15,793

The accompanying notes are an integral part of these financial statements.

Golden Nugget Group

(Previously a division of MGM MIRAGE)

Condensed Notes to Combined Financial Statements (Unaudited)

1.  Organization

Prior to January 23, 2004, the Golden Nugget Group (the “Group”) was an operating division of MGM MIRAGE (“MGM MIRAGE” or “Parent”), a publicly held Delaware corporation. The Group is comprised of the following entities:

•                                          GNLV, CORP., a Nevada corporation formerly wholly owned by MGM MIRAGE (“GNLV”), which owns and operated the Golden Nugget—Las Vegas, a hotel-casino entertainment resort located in downtown Las Vegas, Nevada; and

•                                          GNL, CORP., a Nevada corporation formerly wholly owned by MGM MIRAGE (“GNL”), which owns and operated the Golden Nugget—Laughlin Las Vegas, a hotel-casino resort in Laughlin, Nevada.

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

2.  Significant Accounting Policies and Basis of Presentation

The combined financial statements of the Group for the period January 1, 2004 through January 22, 2004 and for the three and nine months ended September 30, 2003, have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These combined financial statements should be read in conjunction with the financial statements and notes thereto for the Group as of December 31, 2003 and for the year then ended.

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

Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group’s net income would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148 (amounts in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Period from Jan 1, 2004 through Jan 22, 2004
Net income (loss) as reported	$(210)	$3,197	$668
Stock based compensation under SFAS 123	(334)	(1,002)	(56)
Pro Forma	$(544)	$2,195	$612

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

Summarized financial information of the Fremont Street Experience for the three and nine months ended September 30, 2003 and for the period from January 1, 2004 through January 22, 2004 is as follows (amounts in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Period from Jan 1, 2004 through Jan 22, 2004
Total revenues	$509	$3,214	$274
Total costs and expenses	1,508	6,400	423
Net loss	$(999)	$(3,186)	$(149)

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

A summary of operations by business segment for the three and nine months ended September 30, 2003 and for the period from January 1, 2004 through January 22, 2004 (the date immediately prior to Acquisition) is presented below (amounts in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	For the Period Jan 1, 2004 through Jan 22, 2004
Net revenues
GNLV	$46,681	$142,171	$12,167
GNL	10,291	31,651	2,638
Total	$56,972	$173,822	$14,805
Income (loss) from operations
GNLV	$1,082	$8,169	$1,052
GNL	(301)	(273)	156
Total	$781	$7,896	$1,208
Segment depreciation and amortization
GNLV	$3,155	$9,611	$782
GNL	227	690	24
Total	$3,382	$10,301	$806
Expenditures for additions to long-lived assets
GNLV	$934	$4,566	$3,772
GNL	186	1,024	664
Total	$1,120	$5,590	$4,436

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

OVERVIEW

The Company

We own and operate the Golden Nugget hotel-casinos in Las Vegas and Laughlin, Nevada, which are referred to in this report as the “Golden Nugget-Las Vegas” and the “Golden Nugget-Laughlin,” respectively. The following table sets forth information about each of the Golden Nugget properties as of September 30, 2004:

Property	Slot Machines	Table Games	Casino Space (square feet)	Hotel Rooms
Golden Nugget-Las Vegas	1,208	68	35,000	1,907
Golden Nugget-Laughlin	945	21	32,000	300
Total	2,153	89	67,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget-Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget-Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program.  As further discussed under the heading “— Recent Developments,” November 8, 2004 we entered into an agreement to sell the Golden Nugget-Laughlin.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Combined net revenues for the three months ended September 30, 2004 amounted to $ 60.9 million, an increase of $3.9 million, or 6.8%, over the three months ended September 30, 2003. Net revenues at the Golden Nugget–Las Vegas for the three months ended September 30, 2004 accounted for $49.6 million, or 81.4% of combined net revenues, an increase of $2.9 million compared to the three months ended September 30, 2003. The increase of 6.2% in net revenues at the Golden Nugget–Las Vegas was attributable to an increase in table game drop, slot machine handle, and room occupancy and ADR for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Net revenues at the Golden Nugget–Laughlin for the three months ended September 30, 2004 accounted for $11.3 million, or 18.6% of combined net revenues, an increase of $1.0 million as compared to the three months ended September 30, 2003. The increase of 9.8% in net revenues at the Golden Nugget–Laughlin was primarily attributable to an increase in table game drop and hold percentage and slot machine handle for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

The following table presents detail of our net revenues:

	Golden Nugget-Las Vegas			Golden Nugget-Laughlin
	Three Months Ended September 30,			Three Months Ended September 30,
			Percentage			Percentage
	2003	2004	Change	2003	2004	Change
	(In thousands)			(In thousands)
Casino revenue, net:
Table games	$8,912	$10,373	16.4%	$573	$998	74.2%
Slots	21,070	21,608	2.6%	7,352	7,962	8.2%
Other	806	110	-86.4%	196	230	21.4%

Casino revenue, net	30,788	32,091	4.2%	8,121	9,190	13.2%

Non-casino revenue:
Rooms	9,633	10,871	12.9%	954	991	3.9%
Food and beverage	9,436	11,501	21.9%	2,529	2,704	6.9%
Entertainment, retail and other	3,364	3,199	-4.9%	449	231	-48.6%

Non-casino revenue	22,433	25,571	14.0%	3,932	3,926	-0.2%

	53,221	57,662	8.3%	12,053	13,116	8.8%
Less: Promotional allowances	(6,540)	(8,064)	23.3%	(1,762)	(1,820)	3.3%

	$46,681	$49,598	6.2%	$10,291	$11,296	9.8%

Casino Revenues

Combined casino revenues during the three months ended September 30, 2004 totaled $41.3 million, an increase of $2.4 million over the three months ended September 30, 2003. Slot machine revenues accounted for $29.6 million, or 71.7% of combined casino revenues, and table games revenues accounted for $11.4 million, or 27.6% of the combined casino revenues for the three months ended September 30, 2004.

Average win per slot machine per day at the Golden Nugget–Las Vegas for the three months ended September 30, 2004 increased by 5.7%, as compared to the three months ended September 30, 2003. Slot machine handle increased 5.4%, and table game drop increased 78.7%, as compared to the three months ended September 30, 2003. Win per table game increased 24.9% over the prior period. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds. Increases can also be attributed to the opening of the High Limit Pit with nine table games added to the casino floor in early June.

At the Golden Nugget-Laughlin table game drop increased 32.4% for the three months ended September 30, 2004 over the same period in 2003. This increase is due to changes in table game limits and odds and additional games to the floor at the end of the second quarter. Slot machine handle increased 7.2% for the three month period ended September 30, 2004 over the three month period ended September 30, 2003. This increase was attainable with our new slot system implemented at the beginning of 2004, allowing us to have multi-denominational games, penny games, and the ability to systematically change our rewards programs.

Non-Casino Revenues

Combined room revenues totaled $11.9 million, or 19.5% of combined net revenues, for the three months ended September 30, 2004 compared to $10.6 million, or 18.6% of combined net revenues, for the three months ended September 30, 2003. Golden Nugget–Las Vegas hotel occupancy during the period was 96.5%, compared to 96.8% for the three months ended September 30, 2003. Overall ADR increased 13.6% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Hotel occupancy at the Golden Nugget-Laughlin for the three months ended September 30, 2004 was 93.5% compared to 82.9% for the three months ended September 30, 2003. Overall ADR decreased 8.1% for the three months ended September 30, 2004 over the three months ended September 30, 2003.

Combined food and beverage revenues for the three months ended September 30, 2004 totaled $14.2 million, or 23.3% of combined net revenues, compared to $12.0 million, or 21.0% of combined net revenues, for the three months ended September 30, 2003. At the Golden Nugget –Las Vegas food covers increased 6.3% during the period and the average revenue per cover increased 11.9% compared to the three months ended September 30, 2003. At the Laughlin property, food covers increase 5.9%, and the average revenue per cover decreased 2.3% compared to the three months ended September 30, 2003.

Combined entertainment, retail and other revenues decreased $0.4 million to $3.4 million for the three months ended September 30, 2004. Retail revenues at the Golden Nugget–Las Vegas decreased $0.2 million to $3.2 million for the three months ended September 30, 2004. This decrease is attributable to the closure of our Gift Boutique in early April to renovate the space and convert it to casino floor. Combined entertainment, retail and other revenues at the Golden Nugget–Laughlin decreased  $0.2 million, to $0.2 million for the three month periods ended September 30, 2004 over the same period in 2003.

Promotional Allowances

Promotional allowances provided to gaming patrons on a combined basis for the three months ended September 30, 2004 and 2003, totaled $9.9 million and $8.3 million, respectively, and are characterized in the financial statements of the Golden Nugget Group as a reduction of combined gross revenues.

Promotional allowances at the Golden Nugget–Las Vegas were $8.1 million, or 14.0% of its gross revenues, for the three months ended September 30, 2004, an increase of 24.6% from $6.5 million, or 12.3% of its gross revenues, for the three months ended September 30, 2003. This increase is consistent with the increase in table game drop and slot handle as compared to the three months ended September 30, 2003. Promotional allowances at the Golden Nugget–Laughlin totaled $1.8 million, or 13.9% of its gross revenues, for them three months ended September 30, 2004, and $1.8 million, or 14.6% of its gross revenues, for the three months ended September 30, 2003.

Operating Expenses

Combined casino operating expenses for the three months ended September 30, 2004 totaled $28.3 million, or 68.5% of combined casino revenues, compared to $22.2 million, or 57.1% of combined casino revenues, for the three months ended September 30, 2003. Combined casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos.

Casino operating expenses at the Golden Nugget–Las Vegas were $22.8 million, or 71.0% of its casino revenues, for the three months ended September 30, 2004 compared to $17.2 million, or 55.8% of its casino revenues, for the three months ended September 30, 2003. The increase of $5.6 million, or 32.6%, in casino operating expenses at the Golden Nugget–Las Vegas is due primarily to increases in payroll associated with additional marketing staff and promotional expenses related to increased marketing events. Casino operating expenses at the Golden Nugget–Laughlin were $5.5 million, or 59.8% of its casino revenues, for the three months ended September 30, 2004 compared to $5.1 million, or 63.0% of its casino revenues, for the three months ended September 30, 2003.

Combined general and administrative expenses for the three months ended September 30, 2004 were $15.3 million, or 25.2% of combined net revenues, compared to $11.6 million, or 20.4% of combined net revenues, for the three months ended September 30, 2003. General and administrative expenses at the Golden Nugget–Las Vegas accounted for $12.2 million, or 24.7% of its net revenues, for the three months ended September 30, 2004 and $8.9 million, or 19.0% of its net revenues, for the three months ended September 30, 2003. The increase of 37.1% in expenses is primarily related to transitional costs of the Information Technology department, and advertising costs. General and administrative expenses at the Golden Nugget–Laughlin accounted for $3.1 million, or 27.6% of its net revenues, for the three months ended September 30, 2004 and $2.7 million, or 26.5% of its net revenues, for the three months ended September 30, 2003.

Income from Operations

Combined operating loss for the three months ended September 30, 2004 was $4.3 million, or (7.0)% of combined net revenues, compared to operating income of $0.8 million, or 1.4% of net revenues, for the three months ended September 30, 2003. Operating loss at the Golden Nugget–Las Vegas for the three months ended September 30, 2004 was $4.5 million, or (9.1)% of its net revenues, compared to $1.1 million, or 2.4% of its net revenues, for the three months ended September 30, 2003. The decrease in operating income is primarily due to a decrease in casino hold percentage and increased expenses associated with marketing, advertising and casino promotions for the three months ended September 30, 2004. The Golden Nugget–Laughlin recorded operating income of $.03 million, or 2.7% of its net revenues, for the three months ended September 30, 2004, compared to an operating loss of $0.3 million, or (2.9)% of its net revenues, for the three months ended September 30, 2003.

Other Income and Expense

The Golden Nugget Group accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget Group added to its investment through contributions of approximately $0.2 million for the three months ended September 30, 2004 and no contributions were made in the quarter ended September 30, 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.1 million for the three months ended September 30, 2004 and September 30, 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2003 and 2004.

To finance a portion of the purchase price of the Acquisition, on December 3, 2003, Poster Financial issued in a private offering $155,000,000 aggregate principal amount of 8 ¾% Senior Secured Notes due 2011 (the “Notes”). The Company also entered into a $35 million senior secured credit facility (the “Credit Facility”), consisting of a $20 million term loan and a $15 million revolving loan (the “Revolving Facility”), and made a drawing for the full amount of the term loan to finance a portion of the purchase price of the Acquisition. Interest expense, for the three months ended September 30, 2004 amounted to $4.2 million for Poster Financial for the Notes and the draw of the term loan under the Credit Facility, including amortization of deferred financing costs. For the three months ended September 30, 2003 interest expense for the Golden Nugget Group was $0.8 million on a note payable to MGM Mirage. In connection with the closing of the Acquisition the Golden Nugget Group was relieved of its obligation to repay the $80.0 million note payable to the MGM Mirage.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Combined net revenues for the nine months ended September 30, 2004 amounted to $195.2 million, an increase of $21.4 million, or 12.3%, over the nine months ended September 30, 2003. Net revenues at the Golden Nugget–Las Vegas for the nine months ended September 30, 2004 accounted for $159.7 million, or 81.8% of combined net revenues, an increase of $17.5 million compared to the nine months ended September 30, 2003. The significant increase of 12.3% in net revenues at the Golden Nugget–Las Vegas was attributable to an increase in table game drop and hold percentage, slot machine handle, and room occupancy and ADR for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Net revenues at the Golden Nugget–Laughlin for the nine months ended September 30, 2004 accounted for $35.6 million, or 18.2% of combined net revenues, an increase of $3.9 million as compared to the nine months ended September 30, 2003. The increase of 12.3% in net revenues at the Golden Nugget–Laughlin was primarily attributable to increases in volume for both table games and slots, as well as, increases in hold percentages for both gaming areas – the hold percentages for both periods were within a normal range.

The following table presents detail of our net revenues:

	Golden Nugget-Las Vegas			Golden Nugget-Laughlin
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2003	2004	Change	2003	2004	Change
	(In thousands)			(In thousands)
Casino revenue, net:
Table games	$29,077	$38,408	32.1%	$1,647	$2,425	47.2%
Slots	60,015	63,981	6.6%	23,202	25,937	11.8%
Other	2,320	1,926	-17.0%	545	771	41.5%

Casino revenue, net	91,412	104,315	14.1%	25,394	29,133	14.7%

Non-casino revenue:
Rooms	30,759	34,404	11.9%	2,894	2,991	3.4%
Food and beverage	28,800	33,677	16.9%	7,762	8,112	4.5%
Entertainment, retail and other	9,388	9,272	-1.2%	1,332	1,033	-22.4%

Non-casino revenue	68,947	77,353	12.2%	11,988	12,136	1.2%

	160,359	181,668	13.3%	37,382	41,269	10.4%
Less: Promotional allowances	(18,188)	(22,004)	21.0%	(5,731)	(5,691)	-0.7%

	$142,171	$159,664	12.3%	$31,651	$35,578	12.4%

Casino Revenues

Combined casino revenues during the nine months ended September 30, 2004 totaled $133.4 million, an increase of $16.6 million over the nine months ended September 30, 2003. Slot machine revenues accounted for $89.9 million, or 67.4% of combined casino revenues, and table games revenues accounted for $40.8 million, or 30.6% of the combined casino revenues for the nine months ended September 30, 2004.

Average win per slot machine per day at the Golden Nugget–Las Vegas for the nine months ended September 30, 2004 increased by 7.9%, as compared to the nine months ended September 30, 2003. Slot machine handle increased 8.0%, and table game drop increased 52.7%, as compared to the nine months ended September 30, 2003. Win per table game increased 38.6% over the prior period. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds.

Non-Casino Revenues

Combined room revenues totaled $37.4 million, or 19.2% of combined net revenues, for the nine months ended September 30, 2004 compared to $33.7 million, or 19.4% of combined net revenues, for the nine months ended September 30, 2003. Golden Nugget–Las Vegas hotel occupancy during the period was 96.7%, compared to 95.4% for the nine months ended September 30, 2003. Overall ADR increased 10.5% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. Hotel occupancy at the Golden Nugget-Laughlin for the nine months ended September 30, 2004 was 92.8% compared to 86.8% for the nine months ended September 30, 2003. Overall ADR decreased 4.6% for the nine months ended September 30, 2004 over the nine months ended September 30, 2003.

Combined food and beverage revenues for the nine months ended September 30, 2004 totaled $41.8 million, or 21.4% of combined net revenues, compared to $36.6 million, or 21.0% of combined net revenues, for the nine months ended September 30, 2003. At the Golden Nugget-Las Vegas food covers increased 6.6% during the period and the average revenue per cover increased 9.4% compared to the nine months ended September 30, 2003. At our Laughlin property, food covers increased 3.0%, and the average revenue per cover remained relatively flat compared to the nine months ended September 30, 2003.

Combined entertainment, retail and other revenues experienced a slight decrease from $10.7 million for the nine months ended September 30, 2003 to $10.3 million for the nine months ended September 30, 2004.

Promotional Allowances

Promotional allowances provided to gaming patrons on a combined basis for the nine months ended September 30, 2004 and 2003, totaled $27.7 million and $23.9 million, respectively, and are characterized in the financial statements of the Golden Nugget Group as a reduction of combined gross revenues.

Promotional allowances at the Golden Nugget–Las Vegas were $22.0 million, or 12.1% of its gross revenues, for the nine months ended September 30, 2004, an increase of 20.9% from $18.2 million, or 11.3% of its gross revenues, for the nine months ended September 30, 2003. This increase is consistent with the increase in gaming volumes and customer base as compared to the nine months ended September 30, 2003. Promotional allowances at the Golden Nugget–Laughlin totaled $5.7 million, or 13.8% of its gross revenues, for the nine months ended September 30, 2004, and  $5.7 million, or 15.3% of its gross revenues, for the nine months ended September 30, 2003.

Operating Expenses

Combined casino operating expenses for the nine months ended September 30, 2004 totaled $80.5 million, or 60.3% of combined casino revenues, compared to $65.1 million, or 55.7% of combined casino revenues, for the nine months ended September 30, 2003. Combined casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos.

Casino operating expenses at the Golden Nugget–Las Vegas were $63.1 million, or 60.5% of its casino revenues, for the nine months ended September 30, 2004 compared to $49.4 million, or 54.0% of its casino revenues, for the nine months ended September 30, 2003. The increase of $13.7 million, or 27.7%, in casino operating expenses at the Golden Nugget–Las Vegas is due primarily to increases in marketing, payroll and event expenses, and gaming taxes associated with the increase in casino revenues. Casino operating expenses at the Golden Nugget–Laughlin were $17.4 million, or 59.8% of its casino revenues, for the nine months ended September 30, 2004 compared to $15.7 million, or 61.8% of its casino revenues, for the nine months ended September 30, 2003.

Combined general and administrative expenses for the nine months ended September 30, 2004 were $41.2 million, or 21.1% of combined net revenues, compared to $33.0 million, or 19.0% of combined net revenues, for the nine months ended September 30, 2003. General and administrative expenses at the Golden Nugget–Las Vegas accounted for $32.4 million, or 20.3% of its net revenues, for the nine months ended September 30, 2004 and $25.1 million, or 17.7% of its net revenues, for the nine months ended September 30, 2003. General and administrative expenses at the Golden Nugget–Laughlin accounted for $8.8 million, or 24.8% of its net revenues, for the nine months ended September 30, 2004 and $7.9 million, or 24.9% of its net revenues, for the nine months ended September 30, 2003. The increases in general and administrative expenses are attributed to costs for additional payroll and services as we transition from the MGM Mirage corporate services, as well as for signing bonuses paid upon Acquisition of the properties by Poster Financial Group, Inc.

Income from Operations

Combined operating income for the nine months ended September 30, 2004 was $8.4 million, or 4.3% of combined net revenues, compared to $7.9 million, or 4.5% of net revenues, for the nine months ended September 30, 2003. Operating income at the Golden Nugget–Las Vegas for the nine months ended September 30, 2004 was $6.5 million, or 4.1% of its net revenues, compared to $8.2 million, or 5.8% of its net revenues, for the nine months ended September 30, 2003. The increase in operating income is primarily due to increases in casino, hotel and food and beverage revenues for the nine months ended September 30, 2004. Operating income at the Golden Nugget–Laughlin was $2.6 million, or 7.3% of its net revenues, for the nine months ended September 30, 2004, compared to operating loss of $0.3 thousand, or (0.1)% of its net revenues, for the nine months ended September 30, 2003. Improved performance is due to a strengthening of the Laughlin market and improved casino revenues due in part to upgrades to player tracking software and increased limits in table games.

Other Income and Expense

Other income and expense consists principally of interest expense on the note payable to MGM MIRAGE and of equity in the loss of The Fremont Street Experience LLC. Interest expense for the nine months ended September 30, 2004 was calculated for the period January 1, 2004 through January 22, 2004 and amounted to $12.4 million compared to $2.6 million for the full nine months ended September 30, 2003. The principal balance of the note was $80.0 million in both 2003 and 2004. In connection with the closing of the Acquisition, the Golden Nugget Group was relieved of its obligations to repay the note payable to the MGM MIRAGE.

The Golden Nugget Group accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget Group added to its investment through contributions of approximately $0.5 million for the nine months ended September 30, 2004 and $0.8 million for the nine months ended September 30, 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.4 million for the nine months ended September 30, 2004 and approximately $0.6 million for the nine months ended September 30, 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2003 and 2004.

Liquidity and Capital Resources

At September 30, 2004, Poster Financial had cash and cash equivalents of $21.1 million. We expect to fund our operating and capital needs, as currently contemplated, with operating cash flows and, if necessary, additional borrowings under the Credit Facility. We currently anticipate capital expenditures for 2004 to be approximately $15.0 million and 2005 to be approximately $10.5 million. The majority of the budgeted expenditures for 2004 and 2005 are expected to be spent on purchasing new gaming equipment and information services equipment. We spent approximately $11.5 million on capital expenditures in the first nine months of 2004 since the closing of the Acquisition.

For the nine months ended September 30, 2004 (which includes the Golden Nugget Group for 252 days of operation), net cash provided by operating activities totaled approximately $12.5 million and cash used for investing activities totaled $54.1 million primarily related to the Acquisition of the Golden Nugget Group.

Cash flows provided by financing activities were $62.7 million in the first nine months of 2004.  As of September 30, 2004, we had a total of $6.1 million outstanding under the Revolving Facility.  We have met our capital requirements to date through net cash from operating activities and borrowings under the Credit Facility.

At September 30, 2004, we failed to satisfy two of the three financial covenants under the Loan and Security Agreement relating to the Credit Facility.  The lenders under the Credit Facility waived compliance with the Fixed Charge Coverage Ratio and the Senior Debt to EBITDA Ratio for the quarter ended September 30, 2004.  We are currently negotiating amendments to the financial covenants to reflect our expected financial results as well as the proposed sale of GNL.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist solely of our investment in an unconsolidated affiliate, which currently consists of our investment in Fremont Street Experience. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions or joint ventures.

At September 30, 2004, we had outstanding letters of credit totaling $4.7 million.

Contractual Obligations

The following table summarizes the contractual obligations and commitments of Poster Financial (or the Golden Nugget Group prior to the Acquisition) to make future payments under certain contracts, including long-term debt obligations, and operating leases at September 30, 2004. We have significant obligations under the notes and our senior credit facility.

	Payments Due By Period
Contractual Obligations and Commitments	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
8 3/4% Senior Secured Notes due 2011	$—	$—	$—	$155,000	$155,000
Senior credit facility	2,800	5,600	17,011	—	25,411
Other long-term debt	119	272	—	—	391
Operating leases	1,614	3,083	3,044	25,946	33,687
Total cash obligations	$4,533	$8,955	$20,055	$180,946	$214,489

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

Property and Equipment.  At September 30, 2004, the Company had approximately $184.3 million of net property and equipment recorded on its balance sheet. The Company depreciates its assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2004 Poster Financial was not a guarantor of any third party indebtedness and the Golden Nugget Group was only a guarantor of indebtedness within the Poster Financial consolidated group. Prior to the Acquisition, the Golden Nugget Group was a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of its parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Recent Developments

As previously disclosed in our current report on Form 8-K filed September 9, 2004, on September 3, 2004 GNLV entered into a lease agreement with Mr. Abraham Schiff.  Under the terms of the lease agreement, upon approval by the City of Las Vegas, Mr. Schiff has agreed to provide GNLV for its commercial use, a portion of a “right-of-way” comprising 3,375 square feet of real property.  The real property is located at 25 Fremont Street, Las Vegas, Nevada, 89101, located within 50 feet of the Golden Nugget-Las Vegas.

The term of the lease agreement is 35 years, with four renewal options of 16 years each.  Under the terms of the lease agreement, GNLV has the right of first refusal to purchase the real property.  The effectiveness of the lease agreement is subject to certain closing conditions and we do not expect the lease agreement to become effective prior to the end of fiscal 2004.  The lease agreement is attached hereto as Exhibit No. 10.1.

As previously disclosed in our current report on Form 8-K filed November 12, 2004, on November 8, 2004 we entered into a stock purchase agreement to sell the Golden Nugget-Laughlin to Las Vegas-based gaming and real estate company, Barrick Gaming Corporation for $31 million, plus working capital at the closing of the transaction.  The transaction includes a 24-month license agreement for the limited use of the Golden Nugget-Laughlin name and brand.

The transaction is subject to customary closing conditions contained in the stock purchase agreement, including receipt of all necessary regulatory and governmental approvals.  We anticipate the transaction to be completed during the first quarter of 2005.  The full text of the stock purchase agreement is attached as Exhibit No. 2.1 to the current report on Form 8-K filed on November 12, 2004.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the remainder of 2004 and, for later years, for the twelve-month periods ended December 31:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(1)
Variable Rate Debt
Poster Financial—Amounts outstanding under the senior credit facility, payable at one-month LIBOR plus a margin of 4.0%	$1,400	$2,800	$2,800	$2,800	$15,611	$—	$25,411	$25,411
Average interest rate (2)	—	—	—	—	—	5.09%	5.09%

Fixed Rate Debt
Poster Financial—$155.0 principal amount of 8 3/4 % Senior Secured Notes due 2011	—	—	—	—	—	155,000	155,000	155,000
Average interest rate (2)	—	—	—	—	—	8.75%	8.75%
Golden Nugget Group-Non-interest bearing slot jackpot payable over time and carried as a note payable (unamortized discount of $72 at September 30, 2004 not reflected in scheduled payments)	—	154	154	154		—	462	390
	$1,400	$2,954	$2,954	$2,954	$15,611	$155,000	$180,873	$180,801

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3.           Defaults Upon Senior Securities – None.

Item 4.           Submission of Matters to a Vote of Security Holders – None.

Item 5.           Other Information – None.

Item 6.           Exhibits

No. 10.1* - Lease Agreement, dated September 3, 2004

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested as to certain portions. The term “[CONFIDENTIAL]” as used in this exhibit means that material has been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poster Financial Group, Inc.

/s/ Timothy N. Poster
Timothy N. Poster
Chairman of the Board and Chief Executive Officer

DATE: November 15, 2004	/s/ Dawn M. Prendes
Dawn M. Prendes Senior Vice President and Chief Financial Officer