Form 10-K
period 2004-12-31
POSTER FINANCIAL GROUP INC
filed 2005-04-01
CIK 1278868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 333-114335

Poster Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	56-2370836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
129 East Fremont Street
Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip Code)

(702) 385-7111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☐      No   ☒

As of March 31, 2005, the registrant had issued and outstanding 100 shares of common stock, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.                BUSINESS

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements.” As used herein, unless the context requires otherwise, the terms the “Company,” “we,” “us,” and “our” refer to Poster Financial Group, Inc. and its subsidiaries and the term “Poster Financial” refers only to Poster Financial Group, Inc. and not its subsidiaries.

General

We own and operate the Golden Nugget hotel-casinos in Las Vegas and Laughlin, Nevada, which we refer to as the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin, respectively. The following table sets forth information about each of the Golden Nugget properties as of December 31, 2004:

Property	Slot Machines	Table Games	Casino Space (square feet)	Hotel Rooms
Golden Nugget—Las Vegas	1,315	56	35,000	1,907
Golden Nugget—Laughlin	984	21	32,000	300
Total	2,299	77	67,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. With our long-standing commitment to quality and service, the Golden Nugget—Las Vegas has received the prestigious AAA Four Diamond Award, awarded by the American Automobile Association, a North American motoring and leisure travel organization, for 28 consecutive years. This award was given to approximately 1,100 of the approximately 55,000 eligible lodging establishments in the United States evaluated by the AAA in 2005. According to the AAA, establishments that receive the AAA Four Diamond Award are upscale in all areas and offer an extensive array of amenities and a high degree of hospitality, service and attention to detail.

We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities and provide a luxury room product and personalized services at an attractive value. We have also increased our use of table and slot hosts to provide more personalized customer service and to attract higher-end players to the property. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program.

Poster Financial is a holding company that was incorporated in Nevada in June 2003 for the purpose of acquiring the entities that own and operate the Golden Nugget properties. Poster Financial is a wholly owned subsidiary of PB Gaming, Inc. (“PB Gaming”). Timothy N. Poster, our Chairman and Chief Executive Officer, and Thomas C. Breitling, our President, Secretary and Treasuer and one of our directors, each own 50% of the issued and outstanding stock of PB Gaming. See Item 12 of Part III—“Security Ownership of Certain Beneficial Owners and Management.” We acquired GNLV, CORP. (“GNLV’) and GNL, CORP. (“GNL”), the entities which own and operate the Golden Nugget—Las

Vegas and the Golden Nugget—Laughlin, respectively, from MGM MIRAGE on January 23, 2004 (the “Acquisition”). GNLV and its subsidiaries and GNL are collectively referred to in this Annual Report on Form 10-K as the “Golden Nugget Group.”

Our principal executive offices are located at 129 E. Fremont Street. Las Vegas, Nevada 89101 and our telephone number is (702) 385-7111. The website addresses of the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin are www.goldennugget.com and www.gnlaughlin.com, respectively. Our investor relations website is www.goldennugget.com/home/press_room/investor_relations/, which includes financial and other information for investors, including free of charge access to our filings with the SEC through a link to the SEC’s EDGAR database. Through that link, our filings with the SEC are made available as soon as reasonably practicable after we make such filings.

Recent Developments

Sale of Poster Financial

On February 4, 2005, PB Gaming entered into an agreement (the “Landry’s Purchase Agreement”) to sell Poster Financial to Houston, Texas-based Landry’s Restaurants, Inc. (“Landry’s”) for approximately $140 million in cash, and an additional payment by Landry’s for certain working capital liabilities. Under the terms of the Landry’s Purchase Agreement, PB Gaming has agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. (“LSRI”), a wholly owned subsidiary of Landry’s.

Pursuant to the terms of the Landry’s Purchase Agreement, LSRI deposited $25,000,000 into an escrow account with Chicago Title of Nevada, Inc., the escrow agent, as a non-refundable deposit, except as otherwise expressly provided in the purchase agreement. LSRI may terminate the Landry’s Purchase Agreement for any reason or no reason in its sole and absolute discretion.

Under the terms of the Landry’s Purchase Agreement, Poster Financial’s currently outstanding 8¾% Senior Secured Notes due 2011 (the “Senior Notes”) will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry’s Purchase Agreement, amounts outstanding at closing under our senior secured credit facility (the “Credit Facility”) will be paid off by Landry’s or Landry’s will seek consent from the lender under such facility for such amounts to remain outstanding.

It is anticipated that the transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

Sale of Golden Nugget—Laughlin

On November 8, 2004, Poster Financial entered into a stock purchase agreement to sell the Golden Nugget—Laughlin to Las Vegas-based gaming and real estate company, Barrick Gaming Corporation for $31 million, plus working capital at the closing of the transaction. The transaction includes a 24-month license agreement for the limited use of the Golden Nugget—Laughlin name and brand.

The transaction is subject to customary closing conditions contained in the stock purchase agreement, including receipt of all necessary regulatory and governmental approvals. Both parties anticipate the transaction to be completed during the second quarter of 2005.

On March 24, 2005, in connection with the sale of the Golden Nugget—Laughlin, GNL sold a motel formerly used by the Golden Nugget—Laughlin to an unrelated third party. The motel is located in

Bullhead City, Arizona and occupies approximately two acres of land. Net proceeds from the sale were approximately $1.1 million and were used to pay down debt outstanding under the Credit Facility.

Golden Nugget—Las Vegas

Overview

The Golden Nugget—Las Vegas opened as a gambling hall in 1946 and is the largest, by number of guestrooms and suites, and, we believe, the most luxurious, hotel-casino in downtown Las Vegas. The Golden Nugget—Las Vegas has 1,907 guest rooms, all of which were completely renovated over the past two years. The property, together with its two stand-alone parking facilities comprised of over 1,000 parking spaces, occupies approximately seven and one-half acres. The Golden Nugget—Las Vegas has approximately 35,000 square feet of casino space containing approximately 1,315 slot machines, 56 table games and a race and sports book. The casino’s slot machines include Wheel of Fortune®, Elvis®, Jeopardy® and MegaBucks®, and its table games include Blackjack, Craps, Mini Baccarat, Roulette, Pai Gow Poker, Let it Ride and Caribbean Stud Poker. The casino also offers video poker, keno and Big 6. Customers are offered membership in the 24 Karat Club, which rewards active club members with cash back bonuses and invitations to gaming tournaments and special events. Club members can also earn complimentary certificates for use as cash towards room charges or purchases in the properties’ restaurants, gift shops, spa, or beauty salon. Club members can also receive special room rates and may make reservations through the toll free 24 Karat Club information line.

The Golden Nugget—Las Vegas has five award-winning restaurants, spa and salon facilities, a 400-seat showroom, an entertainment lounge and an outdoor pool. The property also has approximately 29,000 square feet of meeting and banquet space, including 12 meeting rooms ranging in size from 510 to 6,400 square feet, the largest of which can accommodate up to 500 guests. The facilities offer special events catering, state-of-the-art audio visual services and a business center providing business and communication services to the hotel’s guests. The property has benefited from The Fremont Street Experience, an entertainment and special events venue that opened in December 1995, and from a series of capital improvements to the property completed in 2001 and 2002. Our goal at the Golden Nugget—Las Vegas is to maintain the property’s position as the leading downtown destination for out-of-town customers. Customer satisfaction and loyalty are critical components of our strategy. We work to create the best possible gaming and entertainment experience for our customers by providing comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, we emphasize the property’s wide selection of amenities, including its high-quality room and suite products, spa, salon, pool, meeting and banquet facilities, special events and entertainment and fine dining. By providing a luxury room product and services at an appealing value to customers, we expect to continue to maintain our competitive advantages, generate increased customer visits and maintain room occupancy rates above industry averages. We intend to continue to leverage the more than 25,000 daily visitors to The Fremont Street Experience by attracting them to our property and retaining them as customers.

Business Strategy

Emphasize Slot Play and our Rewards Program to Drive Growth in Slot Revenue.   Slots have been the most consistently profitable division of the Golden Nugget—Las Vegas. We have and will continue to emphasize slot play by consistently offering the newest games and equipment and our rewards program to drive growth in our slot revenues, including by continuing to employ creative slot marketing strategies. Our 24 Karat Club was the first-ever frequent slot player rewards program, and we will continue to promote membership in the 24 Karat Club. In addition, we plan to increase the slot tournament schedule, which has proven successful by generating incremental visits by rated players, and expand special events for our slot players to help attract incremental visits. We also extend ticket offers to events such as headline entertainment concerts, both in our venues and city-wide, and offer tickets to shopping, dining and spectator and participatory sporting events to attract rated slot players to the property.

Incorporate Ticket-in/Ticket-out Technology to Improve Customer Satisfaction and Operational Efficiencies.   During June 2004 we began to incorporate “ticket-in/ticket-out” technology into our slot machines. The “ticket-in/ticket-out” system replaces traditional coin payouts by allowing slot patrons to receive printed tickets instead of coins from the machine. This technology has improved our operational efficiency by affording us a less expensive way to service our customers by eliminating some of the labor required to count, sort, package and distribute heavy coins and tokens and by reducing the down time of our slot machines. At year end approximately 77% of our slot machines had been converted to “ticket-in/ticket-out” technology, with the remainder scheduled to be converted in the first half of 2005.

Enhance Table Game Operations.   We market our table game operations through special events, such as card tournaments and golf and sports-related outings, and by providing preferred seating at high profile headline entertainment events to increase incremental visits by qualified table players to the property. Increased direct mail, telemarketing and personal contact with customers is also a part of our plan to improve the property’s table play revenue.

Utilize Internet Distribution Channels to Sell Hotel Inventory.   In 2004, the Golden Nugget—Las Vegas was very successful in shifting a greater percentage of hotel room sales to Internet distribution channels. Although room rate contracts for 2004 with primary wholesale tour operators had already been negotiated and confirmed based on MGM Mirage pricing strategies and their corporate-wide customer relationships prior to Poster Financial taking control of the business cycle, we were able to expand the on-line customer base and maneuver inventories into channels that provided us with better controls of average daily rate (ADR) yield management. At year end, we were able to realize an incremental rooms revenue growth of approximately $5 million, acquired at a direct cost savings of almost $2 million less than in 2003. Through this effort, the Golden Nugget—Las Vegas was able to increase the percentage of rooms sold in the wholesale segment through extranet controlled ADR yield management systems to 65%, from 30% in the prior year.

Golden Nugget—Laughlin

Overview

The Golden Nugget—Laughlin, which originally opened in 1968, is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. The Golden Nugget—Laughlin features a tropical theme, including a 30-foot high, glass topped atrium and features a tropical rainforest complete with 20-foot palms, two cascading waterfalls and approximately 300 different types of flora. The Golden Nugget—Laughlin has approximately 32,000 square feet of casino space containing over 1,000 slot machines and 12 table games. Slot machines, blackjack, craps, roulette, three card poker, video poker, slot machines, keno and a race and sports book are all available 24 hours a day. Customers are offered membership in the 24 Karat Club, which rewards active club members with cash back bonuses, merchandise and casino services. Club members are eligible for special promotions, slot tournaments, 24 Karat Club drawings and special discounts. The hotel has 300 tropically themed guest rooms, and, in addition to its casino and hotel facilities, the Golden Nugget—Laughlin features five dining options, a variety of bars and retail shops, a nightclub, a Swenson’s Ice Cream Shop and a Starbucks store. Other amenities at the Golden Nugget—Laughlin include a swimming pool, a parking garage with over 1,390 spaces, and approximately four and one-half acres of recreational vehicle surface parking, which can be used for future commercial development.

Business Strategy

Our strategy at the Golden Nugget—Laughlin is to provide a high level of customer service, an attractive property, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. The property’s intimate size facilitates contact with players by property management, including the most senior levels. We focus on making our dining options a point of differentiation for the property; our new waterfront restaurant, The Lobster Bar at The Deck, is currently the only indoor/outdoor dining option on the Colorado River in Laughlin.

In March 2004, the Golden Nugget—Laughlin completed a $200,000 renovation of The Sports Bar at Tarzan’s, a sports bar and dining option, which includes 26 unique viewing environments and a full-service sports book. Additionally, in the second quarter of 2004, the Golden Nugget—Laughlin reopened the Buffet. We intend to continue to maintain quality service and product offerings consistent with the reputation of the Golden Nugget brand which, combined with an active events calendar, we expect will keep high-value guests returning and will introduce new guests to the property.

Emphasize Slot Play, Upgrade our Slot Management System.   We offer highly personalized guest service at the Golden Nugget—Laughlin that focuses on slot play, which generates approximately 63.5% of our gross revenues. We have and will continue to use new machines with popular games to attract and retain gaming patrons, including multi-denominational machines that allow a customer to choose the denomination to be wagered and that provide customers with the ability to tailor their gaming experience to their preferences.

We upgraded the property’s slot and table game player tracking system in the third quarter of 2004 to mirror the operating platform that is installed at the Golden Nugget—Las Vegas. The new operating system allows further expansion of the property’s “ticket-in/ticket-out” environment, reaching 28% of the floor in the fourth quarter of 2004. In the future, the system will allow for additional marketing features such as rewarding slot players with non-negotiable, free play credits (expected to be available in second quarter of 2005), which is both attractive to the player and cost effective to the business when compared with current cash back rewards programs. The “ticket-in/ticket-out” system has proven to increase opportunities for promotional programs, operational efficiencies and improved guest satisfaction at the property. These benefits of the system have been seen in 2004 and we plan in the future to continue increasing the “ticket-in/ticket-out” environment on the property.

Utilize Internet Distribution Channels and Focused Marketing Strategies to Grow the Business.   Our growth strategy for the Golden Nugget—Laughlin hotel division has been and continues to be to broaden the sales and distribution channels and to utilize wholesale room selling to increase occupancy and average daily rates. In addition, we plan to use Internet campaigns to increase awareness of the destination and the property and to market “air and room” packages to the Golden Nugget—Laughlin both online and to wholesalers, attracting a guest from within and beyond the traditional feeder markets of California and Arizona with a greater potential revenue per visit. The property has more than doubled its total online reservations in 2004 over 2003.

Our popular 24 Karat Club rewards program, which rewards players with complimentaries and cash back bonuses for their play, has grown daily membership enrollments by as much as 100% over 2002. Our players club members can redeem their complimentaries towards room charges or purchases in our restaurants and bars. We believe that the customer loyalty generated by the 24 Karat Club and the Golden Nugget brand provides us with a significant competitive advantage in attracting customers to our property.

The Golden Nugget—Laughlin has developed and maintains a player database of approximately 289,000 customers. The property has equal representation of out-of-town and local customers in its database, many of whom are long-term customers. These customers form a strong, regular customer base on which we will continue to focus our marketing efforts. We have and will continue to employ a direct mail program to target our database customers with a variety of product offerings, including incentives to visit our property frequently.

Capitalize on Expanded Air Services to Laughlin.   Air service to the Laughlin market has expanded in recent years with passenger counts at the Laughlin/Bullhead Airport increasing 21.2% in total passengers for the twelve-month period ending December 31, 2004 over the previous year. We have and will continue to work to capitalize on the regularly scheduled charter flight services from across the United States and Canada to the Laughlin market. We have and will continue to utilize wholesale and Internet distribution systems along with conventional direct marketing and advertising to attract the fly and stay visitors and expand our visitor base beyond our primary feeder markets of California and Arizona. We also intend to utilize these channels to increase visits from guests with a potentially higher spend per visit.

Upgrade Hotel Management System.   We upgraded the hotel management system at the property in the fourth quarter of 2003, including better reporting functions that aid in yield management. This technology and implementation of yield management improves our capability to maximize average daily rate (ADR) and revenue per available room (RevPAR) by, for example, enabling us to analyze historical rate structures, evaluate occupancy and rate trend data and exploit opportunities to maximize occupancy and rate based on such information. This system also gives greater potential for integration with online reservation systems. We have been and should continue to be able to see the effects of the system and yield management techniques with a 5% increase in the revenues of the hotel division in the twelve-month period ending December 31, 2004 over 2003.

Seasonality

The Golden Nugget properties operate 24 hours each day, every day of the year. Historically, the financial performance and revenues of the Golden Nugget properties are higher during the first and second quarters of each year. At the Golden Nugget—Laughlin, this effect is largely attributable to an influx of seasonal residents to the region from January to March and, to a lesser extent, during October, November, December and April, due to Nevada’s favorable climate through the fall and winter months. At the Golden Nugget—Las Vegas, this effect is primarily due to general seasonal travel trends, with less customers visiting Las Vegas during the summer months. Accordingly, our results of operations are expected to fluctuate from quarter to quarter, and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Marketing

We intend to continue to build on the solid visitor base of the Golden Nugget properties by concentrating on reaching out to our rated players, and other mid- to high-level table game and slot customers, through unique and focused marketing. Our marketing strategy for the Golden Nugget—Las Vegas is focused on attracting mid- to high-level gaming customers through special events, gaming tournaments and other entertainment and leisure-time offerings. With a large daily base of tour and travel customers occupying hotel rooms, we seek to convert them into repeat gaming customers by enticing them with the benefits of our 24 Karat Club. Golden Nugget—Laughlin appeals primarily to middle-income customers attracted by room, food and beverage offerings that are priced more attractively than those offered by the major Las Vegas hotel-casinos.

We intend to elevate the profile of the Golden Nugget brand and increase our gaming volume. For example, we promote slot machine play by providing the newest equipment and the best service. We also intend to capitalize on higher-end play by appealing to customers that have historically frequented properties on the Las Vegas Strip. To further promote the gaming focus of the Golden Nugget properties, our table and slot hosts will increase their direct customer solicitation activities, as well as provide a more personalized customer experience upon arrival at the property. We primarily target customers in southern California, however, the Golden Nugget—Las Vegas will also increase targeted marketing to customers in Hawaii, as well as customers in the local Las Vegas market. In addition, we will continue to utilize the services of wholesale vacation distributors in order to market our facilities in key domestic source markets, such as Dallas, Houston, San Antonio, Milwaukee and Minneapolis, as well as market our facilities through Internet distribution channels. We utilize personal contact by our marketing personnel, a key element of marketing to high-end customers. The Golden Nugget properties also maintain their own Web sites, which inform customers about the properties and enable them to reserve hotel rooms, purchase show tickets and make restaurant reservations. Direct marketing is also important in the convention, corporate meeting and group travel segments, and we continue to utilize it to attract guests during certain periods and to introduce new customers to the Golden Nugget properties.

Members of our management team have extensive experience in the hotel reservations and marketing industries, particularly in the Las Vegas and Laughlin markets. Travelscape.com, and its precursor, Las Vegas Reservation Systems, wholesale hotel-room selling companies that were founded by members of our senior management, were largely focused on the Las Vegas travel market. We have utilized the expertise in hospitality-focused technologies, and travel industry connections, of our senior management to gain efficiencies in the distribution of our hotel inventories and to help facilitate more creative, efficient and targeted marketing campaigns to attract more profitable gaming customers to our properties.

Competition

The Golden Nugget—Las Vegas currently competes with numerous major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. The Golden Nugget—Las Vegas also competes with casinos located in downtown Las Vegas, which is about five miles from the center of the Strip, with casinos in Las Vegas’ suburban areas and, to a lesser extent, with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. In particular, the downtown Las Vegas gaming market consists of 14 hotel-casinos. Las Vegas casinos, including the Golden Nugget—Las Vegas, also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos) and central Arizona and, to a lesser extent, with casinos in other parts of the country. According to the Las Vegas Convention and Visitors Authority, there were 131,503 guestrooms in Las Vegas at December 31, 2004, a slight increase compared to December 31, 2003. Las Vegas visitor volume was 37.4 million in 2004, an increase of 5.4% from the 35.5 million reported for 2003. Additional new hotel-casinos, and expansion projects at existing Las Vegas hotel-casinos, are under construction or have been proposed. We are unable to determine to what extent increased competition will affect the future operating results of the Golden Nugget—Las Vegas.

The Golden Nugget—Laughlin currently competes with nine hotel-casinos in Laughlin. It also competes with the Native American hotel-casino located approximately 14 miles from the Golden Nugget—Laughlin, a growing number of Native American casinos in the regional market and the primary feeder markets of California and Arizona, and with hotel-casinos in Las Vegas, Jean and Primm, Nevada. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Laughlin area properties, including the Golden Nugget—Laughlin, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors, which weakens pricing power and contributes to generally lower revenues and profit margins at Laughlin properties, including the Golden Nugget—Laughlin. There is a large influx of new residents and residential developments within the Laughlin market area, this development has and will continue to grow the local residential population. This residential growth no doubt contributed to the 7.7% growth in gaming revenue for the eleven months ending November 2004 as overall visitor volume declined 3.4% over the same period.

We believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas and Laughlin markets. On March 7, 2000, voters in California approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of Native American tribes have already signed, and others have begun, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of June 30, 2003, and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there were more than 50 operating tribal casinos in California at June 30, 2003.

We also compete for gaming customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. To a lesser extent, we also compete, and will in the future compete, with all forms of legalized gambling. Gaming has expanded dramatically in the United States in recent years. Forms of gaming include: riverboats, dockside gaming facilities, Native American gaming ventures, land-based casinos, state-sponsored lotteries, racetracks, including slot machines at racetracks, off-track wagering, Internet gaming and card parlors. These ventures could divert customers from the Golden Nugget properties and thus adversely affect our business, financial condition and results of operations. We also face competition from all other types of entertainment.

The competitive advantages of the Golden Nugget properties include the strong recognition and high level of quality associated with the “Golden Nugget” brand, the long-standing guest relationships at each property, the high-quality guest rooms and dining and entertainment facilities, the length of experience of the senior management teams at the Golden Nugget properties and the comprehensive marketing and promotion programs our properties tailor to their targeted customers. We also recruit, train and retain well-qualified and motivated employees who provide superior and friendly customer service to our guests.

Employees

As of December 31, 2004, the GNLV had approximately 2,564 full-time and 373 part-time employees, and GNL had approximately 749 full-time and 21 part-time employees. At that date, the GNLV had collective bargaining contracts with three unions covering approximately 1,482 of its employees, and GNL did not have collective bargaining contracts with any unions. GNLV’s collective bargaining agreements with the culinary, carpenters and painters unions are due to expire on May 31, 2007, July 31, 2006 and September 7, 2005, respectively. We consider our employee relations to be good.

Environmental and Health and Safety Matters

We are subject to a variety of federal, state and local environmental and health and public safety, laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the U.S. Occupational Health and Safety Act and similar state and local laws. We believe that we are in substantial compliance with all applicable material laws and regulations in the

United States. Historically, our costs of achieving and maintaining compliance with environmental and health and public safety requirements have not been material to our operations.

Regulation and Licensing

Introduction

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as various local ordinances. The gaming operations of GNLV and GNL are subject to the licensing and regulatory control of the Nevada Gaming Commission and the Nevada State Gaming Control Board. GNL’s operations are also subject to regulation by the Clark County Liquor and Gaming Licensing Board. GNLV’s operations are also subject to regulation by the City of Las Vegas. These agencies are referred to herein collectively as the Nevada Gaming Authorities.

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•       preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•       establishing and maintaining responsible accounting practices and procedures;

•       maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•       preventing cheating and fraudulent practices; and

•       providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

GNLV and GNL are licensed by the Nevada Gaming Authorities as corporate licensees, which we refer to herein as company licensees. Under their gaming licenses, GNLV and GNL are required to pay periodic fees and taxes. The gaming licenses are not transferable.

To date, the Golden Nugget properties have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, gaming licenses and related approvals are privileges under Nevada law, and we cannot assure you that any new gaming license or related approvals that may be required in the future will be granted, or that any existing gaming licenses or related approvals will not be limited, conditioned, suspended or revoked or will be renewed.

Company Registration Requirements

Poster Financial has been found suitable by the Nevada Gaming Commission to own the stock of GNLV and GNL and has been registered by the Nevada Gaming Commission as a holding company. PB Gaming has been found suitable by the Nevada Gaming Commission to own the stock of Poster Financial and has been registered by the Nevada Gaming Commission as a holding company. Poster

Financial is also registered with the Nevada Gaming Commission as a publicly traded corporation, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements

No person may become a stockholder or member of, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Timothy N. Poster and Thomas C. Breitling (the “Shareholders”) have been licensed or found suitable by the Nevada Gaming Authorities as officers and directors of Poster Financial, PB Gaming, GNLV and GNL and as stockholders of PB Gaming for a four year period. During the four-year period in which the findings of suitability and licenses are in effect, the Shareholders may apply for new unlimited findings of suitability and licenses. No assurance can be given that such applications would be granted without further limitation or at all. If the Shareholders were found unsuitable, they would be required to be removed from their positions as officers and directors and PB Gaming could be required to redeem the stock in PB Gaming held by them at a price equal to fair market value. Such an event could result in the liquidation of PB Gaming and the Company.

The other officers of GNLV and GNL are required to, and the other directors of Poster Financial and key employees of GNLV and GNL may also be required to, file such applications. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to conduct the operations of GNLV and GNL and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

ITEM 2.                PROPERTIES

The Golden Nugget—Las Vegas occupies approximately seven and one-half acres and GNLV owns the buildings and approximately 90% of the land. GNLV leases the remaining land under three ground leases that expire (giving effect to their options to renew) on dates ranging from 2025 to 2046. The Golden Nugget—Laughlin occupies approximately 13.5 acres, all of which is owned by GNL.

ITEM 3.                LEGAL PROCEEDINGS

Poster Financial is not involved in any litigation. GNLV and GNL are each defendants in various lawsuits, most of which relate to routine matters incidental to the Company’s business. We do not believe that the outcome of this pending litigation, considered in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Poster Financial’s only class of common equity is its common stock, no par value per share, for which there is no established public trading market. As of March 31, 2005, all 100 issued and outstanding shares of Poster Financial’s common Stock were held by PB Gaming. On June 21, 2004, the Poster Financial paid a cash dividend equaling $1,118,000 to PB Gaming.

The Credit Facility and the indenture governing our Senior Notes each contain restrictions on our ability to pay dividends or make distributions to our stockholders.

ITEM 6.                SELECTED FINANCIAL DATA

Golden Nugget Group (a division of):
Poster Financial Group, Inc.	Mirage Resorts, Incorporated	MGM MIRAGE
Period from Inception (June 2, 2003) to December 31,	Year Ended December 31,	Jan. 1 - May 31,	June 1 - Dec. 31,	Year Ended December 31,	Period from Jan 1, 2004 through
2003	2004	2000	2000	2001	2002	2003	Jan .22, 2204
(dollars in thousands)
Revenues
Casino	$—	$128,296	$48,568	$62,754	$110,260	$110,885	$121,601	$7,890
Rooms	—	44,259	17,991	23,912	40,109	38,992	41,647	2,610
Food and beverage	—	43,746	13,995	19,344	34,067	35,871	38,769	2,491
Entertainment, retail and other	—	11,561	4,429	6,182	13,181	14,135	12,422	711
Gross revenues	—	227,862	84,983	112,192	197,617	199,883	214,439	13,702
Promotional allowances	—	(29,240)	(8,684)	(11,994)	(21,375)	(23,154)	(24,777)	(1,535)
Net revenues	—	198,622	76,299	100,198	176,242	176,729	189,662	12,167
Costs and expenses
Casino	—	82,105	23,738	31,896	59,787	64,362	67,340	4,144
Rooms	—	18,774	8,281	12,119	17,214	17,437	19,184	1,202
Food and beverage	—	26,461	11,886	16,441	27,033	26,463	26,852	1,749
Entertainment retail and other	—	9,204	3,184	4,358	10,012	11,396	9,331	506
Provision for doubtful accounts	—	2,434	181	375	546	659	1,084	108
General and administrative	383	39,573	11,747	17,262	29,175	31,028	33,440	1,939
Restructuring costs(1)	—	—	8,972	—	1,893	—	—	—
Impairment charges(1)	—	—	1,334	—	305	—	—	—
(Gain) loss on sale of assets	—	(50)	(27)	(31)	(196)	(31)	(39)	—
Depreciation and amortization	—	14,311	6,086	8,299	12,901	12,169	12,731	782
Management fee(2)	—	—	4,361	5,801	9,975	10,013	10,718	685
Total costs and expenses	383	192,812	79,743	96,520	168,645	173,496	180,641	11,115
Operating income (loss)	(383)	5,810	(3,444)	3,678	7,597	3,233	9,021	1,052
Other income (expense)
Equity in loss of joint venture	—	(458)	(647)	(906)	(929)	(864)	(771)	(26)
Interest income	65	117	115	159	152	66	34	2
Interest expense	(1,161)	(16,763)	(35)	(44)	(68)	(60)	(52)	(3)
Intercompany interest expense	—	—	(3,037)	(4,594)	(6,356)	(3,958)	(3,361)	(206)
Total other expense	(1,096)	(17,104)	(3,604)	(5,385)	(7,201)	(4,816)	(4,150)	(233)
Income (loss) from continuing operations before income taxes	(1,479)	(11,294)	(7,048)	(1,707)	396	(1,583)	4,871	819
Income tax (provision) benefit	—	—	2,561	660	(37)	702	(1,589)	(258)
Income (loss) from continuing operations	(1,479)	(11,294)	(4,487)	(1,047)	359	(881)	3,282	561
Discontinued Operations
Income (loss) from discontinued operations before income taxes	—	2,098	1,227	(948)	(1,046)	497	(622)	155
Income tax (provision) benefit	—	—	(443)	369	477	(145)	251	(48)
Income (loss) from discontinued operations(3)	—	2,098	784	(579)	(569)	352	(371)	107
Net income (loss)	$(1,479)	$(9,196)	$(3,703)	$(1,626)	$(210)	$(529)	$2,911	$668
Other data:
EBITDA(4)	$(318)	$23,363	$5,030	$12,045	$20,733	$16,843	$21,577	$2,017
Net cash provided by operating activities	104	5,876	7,185	8,718	16,429	13,921	19,202	5,012
Net cash used in investing activities	(159,578)	(56,479)	(2,237)	(3,682)	(13,424)	(21,331)	(8,419)	(4,671)
Net cash provided by (used in) financing activities	159,474	74,722	(4,551)	(3,206)	(6,332)	7,051	(4,219)	(8,452)
Capital expenditures(7)	30	14,757	1,922	3,302	12,776	20,610	7,390	4,436
Ratio of earnings to fixed charges(5)	—	0.47	x	—	1.74	x	1.04	x	—	2.34	x	5.4	x

	Poster Financial		Golden Nugget Group (a division of):
	As of December 31,		MGM MIRAGE As of December 31,
	2003	2004(3)	2000	2001	2002	2003
	(dollars in thousands)
Balance Sheet data:
Cash and cash equivalents	$—	$15,321	$21,026	$17,699	$17,340	$23,904
Restricted cash, in escrow	159,548	—	—	—	—	—
Total assets	173,554	277,174	233,056	219,655	223,133	221,974
Amounts payable to MGM MIRAGE and affiliates, net	—	—	119,391	106,529	112,467	102,084
Total debt, including current maturities(6)	155,000	191,427	80,785	80,693	80,600	80,500
Stockholder’s equity (Division equity)(8)	9,404	38,207	5,683	5,473	4,944	7,855
Net assets held for sale	—	43,076	—	—	—	—

(1)     The Golden Nugget Group was previously a subsidiary of Mirage Resorts, Inc. Mirage Resorts was acquired by MGM Grand, Inc. on May 31, 2000 (the “Mirage Acquisition”) and the combined company changed its name to MGM MIRAGE. During the first quarter of 2000, the Golden Nugget Group recognized restructuring costs of approximately $9.0 million and impairment charges of approximately $1.3 million in connection with the Mirage Acquisition.,.

During the third quarter of 2001, management of MGM MIRAGE responded to a decline in business volumes caused by the September 11, 2001 terrorist attacks. MGM MIRAGE implemented cost containment strategies that included a significant reduction in payroll and refocusing of marketing programs, including at the casinos operated by the Golden Nugget Group. A $0.3 million restructuring charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs was recorded in connection with personnel reductions. All costs relating to the restructuring were paid out to terminated personnel by December 31, 2001.

In the third quarter of 2001, MGM MIRAGE reassessed the carrying value of certain assets, and the Golden Nugget Group recognized an impairment charge of $1.9 million. The charge relates to assets of the Golden Nugget Group that were abandoned in response to the September 11, 2001 terrorist attacks, primarily in-progress construction projects which management terminated after the attacks.

(2)     Prior to the acquisition by Poster Financial, the Golden Nugget Group was charged a management fee of 5.0% of gross revenues by MGM MIRAGE and its affiliates for executive, financial, SEC reporting, tax and similar services provided by MGM MIRAGE and its subsidiaries, collectively referred to as “corporate functions.” The fee also included the cost to the Golden Nugget Group of licensing the rights to use trademarks owned by MGM MIRAGE and its subsidiaries, including the “Golden Nugget” name and logo. Each of the Golden Nugget Group’s properties has a chief operating officer and key financial, accounting and marketing personnel, and the properties share an in-house legal function. Management has determined a representative annual cost for replacing the corporate functions previously provided by MGM MIRAGE and its subsidiaries of approximately $1.3 million based on staffing and other departmental costs for those positions that are incremental to these property level personnel. Such amount also includes an estimated allocation of actual, historical costs for external audit and financial reporting, regulatory oversight and compliance, and similar functions that are necessary to present the Golden Nugget Group as a stand-alone business. In connection with the Acquisition (see Note 3 to the consolidated financial statements of Poster Financial), Poster Financial acquired all rights to the Golden Nugget name and associated trademarks and is no longer subject to a licensing or royalty fee.

(3)     On November 8, 2004 we entered into a stock purchase agreement to sell the Golden Nugget—Laughlin and a separate agreement to sell the motel located in Bulhead City, Arizona, across the Colorado River from the Golden Nugget—Laughlin. The balance sheet data at December 31, 2004 reflects the assets and liabilities of Golden Nugget—Laughlin and the related hotel as net assets held for sale. Previously presented results of operations have been reclassified to reflect the results of the Golden Nugget—Laughlin and the related hotel in discontinued operations for all periods presented.

(4)     EBITDA consists of net income (loss) plus (i) interest expense, (ii) income tax provision (or less income tax benefit), and (iii) depreciation and amortization expense. EBITDA is presented as a measure of operating performance because we believe analysts, investors and others frequently use it in the evaluation of companies in our industry, in particular for the ability of a company to meet its debt service requirements and as a measure of liquidity. Other companies in our industry may calculate EBITDA differently, particularly as it relates to non-recurring, unusual items. Furthermore, funds depicted by EBITDA differ from amounts calculated under the definition of EBITDA used in our senior credit facility and in employment agreements that we have entered into with certain key employees. For example, the definition of EBITDA in the Credit Facility is further adjusted for, among other things, extraordinary gains and interest income and is used to determine compliance with financial covenants.

EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities, as an alternative to net income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. In addition, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use as the funds depicted by EBITDA may be required for, among other things, debt service, distributions to our stockholders and capital expenditures. Furthermore, the use of such funds may be limited by the terms of the indenture governing the Senior Notes, the Credit Facility and any other agreements that may, from time to time, govern our indebtedness.

The following table provides a reconciliation of net income to EBITDA from continuing operations and overall EBITDA:

			Golden Nugget Group (a division of:)
	Poster Financial		Mirage Resorts, Incorporated	MGM MIRAGE
	Year Ended December 31,		Jan. 1 - May 31,	June 1 - Dec. 31,	Year Ended December 31,			Period From Jan. 1, 2004 through
	2003	2004	2000	2000	2001	2002	2003	Jan. 22, 2004
	(dollars in thousands)
Net income (loss)	$(1,479)	$(11,294)	$(4,487)	$(1,047)	$359	$(881)	$3,282	$561
Interest expense	1,161	16,763	3,072	4,638	6,424	4,018	3,413	209
Income tax provision (benefit)	—	—	(2,561)	(660)	37	(702)	1,589	258
Depreciation and amortization	—	14,311	6,086	8,299	12,901	12,169	12,732	782
Depreciation and amortization of FSE(9)	—	432	347	485	178	179	194	27
EBITDA from continuing operations	(318)	20,212	2,457	11,715	19,899	14,783	21,210	1,837
EBITDA from discontinued operations	—	3,151	2,573	380	834	2,060	367	180
EBITDA	$(318)	$23,363	$5,030	$12,095	$20,733	$16,843	$21,577	$2,017

(5)     For purposes of calculating this ratio, earnings consist of income (before income taxes and equity in loss of unconsolidated joint venture) plus fixed charges. Fixed charges consist of interest expense and the portion of rental expense representative of interest expense. There was no capitalized interest incurred or amortized in any of the periods presented. Earnings were insufficient to cover fixed charges by the following approximate amounts in the periods indicated: For Poster Financial for the period from inception (June 2, 2003) to December 31, 2003 ($1.5 million); For Golden Nugget Group for the period January 1, 2000 through May 31, 2000 ($5.4 million) and for the year ended December 31, 2002 ($0.2 million).

(6)     Total debt consists of the current and long-term portions of notes payable, including notes payable to related parties.

(7)     Capital expenditures for the year ended December 31, 2004 includes approximately $201.8 million for the purchase of the Golden Nugget Group from MGM Mirage, consisting of a net purchase price and acquisition expenses of $213.7 million less $11.9 million in cash acquired.

(8)     Stockholder’s equity reflects additional capital contribution from PB Gaming made in connection with the closing of the Acquisition.

(9)     Depreciation and amortization of FSE includes the Company’s proportionate share of the depreciation and amortization of our 17.65% interest in The Fremont Street Experience Limited Liability Company, which amount is included in the equity in loss of joint venture.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of December 31, 2004:

Property	Slot Machines	Table Games	Casino Space (square feet)	Hotel Rooms
Golden Nugget—Las Vegas	1,315	56	35,000	1,907
Golden Nugget—Laughlin	984	21	32,000	300
Total	2,299	77	67,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. As further discussed under the heading
“—Recent Developments,” November 8, 2004 we entered into an agreement to sell the Golden Nugget—Laughlin, and on February 4, 2005 we entered into an agreement to sell Poster Financial and Golden Nugget—Las Vegas.

We also have an investment in The Fremont Street Experience Limited Liability Company (“The Fremont Street Experience LLC”), the entity which owns and operates The Fremont Street Experience. The Fremont Street Experience is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget—Las Vegas is located.

The Golden Nugget Group

The operations of the Golden Nugget Group consist of two hotel-casinos located in Las Vegas and Laughlin, Nevada, referred to in this Annual Report on Form 10-K as the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin, respectively. Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, the Golden Nugget properties offer a wide selection of high-quality amenities to complement their guests’ gaming experience.

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

Recent Developments

Sale of Poster Financial

On February 4, 2005, PB Gaming entered into the Landry’s Purchase Agreement to sell Poster Financial to Houston, Texas-based Landry’s for approximately $140 million in cash, and an additional payment by Landry’s for certain working capital liabilities. Under the terms of the transaction, PB Gaming has agreed to sell all of the shares of Poster Financial to LSRI, a wholly owned subsidiary of Landry’s.

Pursuant to the terms of the Landry’s Purchase Agreement, LSRI deposited $25,000,000 into an escrow account with Chicago Title of Nevada, Inc., the escrow agent, as a non-refundable deposit, except as otherwise expressly provided in the purchase agreement. LSRI may terminate the Landry’s Purchase Agreement for any reason or no reason in its sole and absolute discretion.

Under the terms of the Landry’s Purchase Agreement, the Senior Notes will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry’s Purchase Agreement, amounts outstanding at closing under the Credit Facility will be paid off by Landry’s or Landry’s will seek consent from the lender under such facility for such amounts to remain outstanding.

It is anticipated that the transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

Sale of Golden Nugget—Laughlin

On November 8, 2004, Poster Financial entered into a stock purchase agreement to sell the Golden Nugget—Laughlin to Las Vegas-based gaming and real estate company, Barrick Gaming Corporation for $31 million, plus working capital at the closing of the transaction. The transaction includes a 24-month license agreement for the limited use of the Golden Nugget—Laughlin name and brand.

The transaction is subject to customary closing conditions contained in the stock purchase agreement, including receipt of all necessary regulatory and governmental approvals. Both parties anticipate the transaction to be completed during the second quarter of 2005.

On March 24, 2005, in connection with the sale of the Golden Nugget—Laughlin, we sold a motel formerly used by the Golden Nugget—Laughlin to an unrelated third party. The motel is located in Bullhead City, Arizona and occupies approximately two acres of land. Net proceeds from the sale were approximately $1.1 million and were used to pay down debt outstanding under the Credit Facility.

Results of Operations

Year 2004 Compared to Year 2003

Net revenues for the year ended December 31, 2004 amounted to $210.8 million, an increase of $21.1 million, or 11.1%, over the year ended December 31, 2003. The significant increase in net revenues was attributable to an increase in gaming volumes, food and beverage volumes and menu prices and room occupancy and ADR for the year ended December 31, 2004 compared to the year ended December 31, 2003.

The following table presents detail of our net revenues:

	Golden Nugget—Las Vegas
	Year Ended December 31,
			Percentage
	2003	2004(1)	Change
	(In thousands)
Casino revenue, net:
Table games	$37,831	$46,114	21.9%
Slots	80,586	86,726	7.6%
Other	3,184	3,345	5.1%
Casino revenue, net	121,601	136,185	12.0%
Non-casino revenue:
Rooms	41,647	46,869	12.5%
Food and beverage	38,769	46,238	19.3%
Entertainment, retail and other	12,422	12,272	-1.2%
Non-casino revenue	92,838	105,379	13.5%
	214,439	241,564	12.6%
Less: Promotional allowances	(24,777)	(30,775)	24.2%
	$189,662	$210,789	11.1%

(1)          The information presented reflects the results of operations for (i) the first 22 days of January 2004, while the Golden Nugget—Las Vegas was owned by MGM MIRAGE and (ii) the remainder of the year through December 31, 2004 while the Golden Nugget—Las Vegas was owned by Poster Financial. A discussion of our operations for those discrete periods in 2004 is not meaningful when compared to the year ended December 31, 2003. Accordingly, for purposes of “Managements’ Discussion and Analysis of Financial Condition and Results of Operations”, we have presented the year ended December 31, 2004 on a combined basis.

Casino Revenues

Casino revenues during the year ended December 31, 2004 totaled $136.2 million, an increase of $14.6 million over the year ended December 31, 2003. Slot machine revenues accounted for $80.6 million, or 59.2% of casino revenues, and table games revenues accounted for $37.8 million, or 27.8% of the casino revenues for the year ended December 31, 2004.

Average win per slot machine per day for the year ended December 31, 2004 increased by 9.1%, as compared to the year ended December 31, 2003. Slot machine handle increased 9.1%, and table game drop increased 58.9%, as compared to the year ended December 31, 2003. Win per table game increased 26.4% over the prior period. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds.

Non-Casino Revenues

Room revenues totaled $46.9 million, or 22.2% of net revenues, for the year ended December 31, 2004 compared to $41.6 million, or 21.9% of net revenues, for the year ended December 31, 2003. Hotel occupancy during the period was 97.0%, compared to 95.3% for the year ended December 31, 2003.

Overall ADR increased 10.8% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Food and beverage revenues for the year ended December 31, 2004 totaled $46.2 million, or 21.9% of net revenues, compared to $38.8 million, or 20.5% of net revenues, for the year ended December 31, 2003. Food covers increased 6.2% during the period and the average revenue per cover increased 11.6% compared to the year ended December 31, 2003.

Entertainment, retail and other revenues experienced a slight decrease from $12.4 million for the year ended December 31, 2003 to $12.3 million for the year ended December 31, 2004.

Promotional Allowances

Promotional allowances provided to gaming patrons for the year ended December 31, 2004 and 2003, totaled $30.8 million and $24.8 million, respectively, and are characterized in the financial statements as a reduction of gross revenues. The increase is consistent with the increase in gaming volumes and customer base as compared to the year ended December 31, 2003.

Operating Expenses

Casino operating expenses for the year ended December 31, 2004 (including the 22 days preceding the Acquisition for comparability purposes) totaled $86.2 million, or 63.3% of casino revenues, compared to $67.3 million, or 55.3% of casino revenues, for the year ended December 31, 2003. Casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos. The increase of $18.9 million, or 28.1%, in casino operating expenses is due primarily to increases in marketing, payroll and event expenses, and gaming taxes associated with the increase in casino revenues.

General and administrative expenses for the year ended December 31, 2004(including the 22 days preceding the Acquisition for comparability purposes) were $40.7 million, or 19.3% of net revenues, compared to $33.4 million, or 17.6% of net revenues, for the year ended December 31, 2003. The increases in general and administrative expenses are attributed to costs for additional payroll and services as we transition from the MGM Mirage corporate services, as well as for signing bonuses paid upon Acquisition of the properties by Poster Financial Group, Inc.

Income from Operations

Operating income for the year ended December 31, 2004(including the 22 days preceding the Acquisition for comparability purposes) was $7.7 million, or 3.7% of combined net revenues, compared to $9.0 million, or 4.7% of net revenues, for the year ended December 31, 2003. The decrease in operating income is primarily due to increases in marketing and promotional expenses for the year ended December 31, 2004.

Income from Discontinued Operations

The Company recognized income from discontinued operations of $2.1 million for the year ended December 31, 2004(including the 22 days preceding the Acquisition for comparability purposes) and a loss from discontinued operations of $0.4 million for the year ended December 31, 2003. Discontinued operations reflect the results of the Company’s Golden Nugget—Laughlin operation, which is held for sale.

Other Income and Expense

Other income and expense in 2004 consists principally of interest expense on our Senior Secured Notes Payable and our Bank Credit Facility and the equity in the loss of our joint venture investment in

The Fremont Street Experience LLC. Other income and expense in 2003 consists principally of interest expense on a note payable to MGM MIRAGE and of equity in the loss of the Experience.

Interest expense for Poster Financial for the year ended December 31, 2004 amounted to approximately $16.8 million compared to $1.2 million for the full year ended December 31, 2003. The interest in 2003 resulted from the issuance of $155.0 million principal amount of the Senior Notes on December 3, 2003. The Senior Notes were outstanding for the full year in 2004. The Company also incurred interest expense in 2004 from the $20.0 million term loan under the Credit Facility (drawn on January 22, 2004 at the closing of the Acquisition) and from borrowings under the revolving portion of the Credit Facility. In 2003, the Golden Nugget Group also incurred approximately $3.4 million of interest expense, primarily on notes payable by Golden Nugget—Las Vegas to MGM MIRAGE, in the principal amount of $80.0 million. In connection with the closing of the Acquisition, the Golden Nugget—Las Vegas was relieved of its obligations to repay the note payable to the MGM MIRAGE.

The Golden Nugget—Las Vegas accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget—Las Vegas added to its investment through contributions of approximately $0.7 million for the year ended December 31, 2004 and $1.1 million for the year ended December 31, 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.5 million for the year ended December 31, 2004 and approximately $0.8 million for the year ended December 31, 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2003 and 2004.

Year 2003 Compared to Year 2002

Net revenues for the year ended December 31, 2003 amounted to $189.7 million, an increase of $12.9 million, or 7.3%, over the year ended December 31, 2002. The significant increase in net revenues was primarily attributable to an increase in table game drop, slot machine handle and room occupancy for the year ended December 31, 2003 compared to the year ended December 31, 2002.

The following table presents detail of our net revenues:

	Golden Nugget—Las Vegas
	Year Ended December 31,
			Percentage
	2002	2003	Change
	(In thousands)
Casino revenue, net:
Table games	$32,140	$37,831	17.7%
Slots	75,578	80,586	6.6%
Other	3,167	3,184	0.5%
Casino revenue, net	110,885	121,601	9.7%
Non-casino revenue:
Rooms	38,992	41,647	6.8%
Food and beverage	35,871	38,769	8.1%
Entertainment, retail and other	14,135	12,422	-12.1%
Non-casino revenue	88,998	92,838	4.3%
	199,883	214,439	7.3%
Less: Promotional allowances	(23,154)	(24,777)	7.0%
	$176,729	$189,662	7.3%

Casino Revenues

Casino revenues at the Golden Nugget—Las Vegas for the year ended December 31, 2003 totaled $121.6 million, an increase of $10.7 million, or 9.7%, over the year ended December 31, 2002, of which slot machine revenues accounted for $80.6 million, or 66.3% of its casino revenues, and table game revenues accounted for $37.8 million, or 31.1% of its casino revenues. Average win per slot machine per day at the Golden Nugget—Las Vegas for the year ended December 31, 2003 increased by 6.7%, as compared to the year ended December 31, 2002. Slot machine handle increased 9.4%, and table game drop increased 8.0%, as compared to the year ended December 31, 2002. Win per table game increased 15.0% over the prior period. These increases reflect the success of the casino’s promotional events, which included golf outings, slot and blackjack tournaments and our preferential reservations and seating arrangements at rock concerts held at Las Vegas strip properties.

Non-Casino Revenues

Room revenues totaled $41.6 million, or 22.0% of net revenues, for the year ended December 31, 2003 compared to $39.0 million, or 22.1% of net revenues, for the year ended December 31, 2002. The primary factors contributing to this increase were the completion of the room renovation project in the fourth quarter of 2002. Hotel occupancy during the period was 95.3%, compared to 94.3% for the year ended December 31, 2002. Overall ADR remained flat for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Food and beverage revenues for the year ended December 31, 2003 totaled $38.8 million, or 20.4% of net revenues, compared to $35.9 million, or 20.3% of net revenues, for the year ended December 31, 2002. Food and beverage revenues increased $2.9 million, or 8.1%. Food covers remained relatively flat during the period, while the average revenue per cover increased 3.5% compared to the year ended December 31, 2002.

Entertainment, retail and other revenues decreased $1.7 million to $12.4 million for the year ended December 31, 2003. Entertainment revenues decreased $1.9 million to $3.0 million for the year ended December 31, 2003. This decrease is attributable to fewer entertainment performances as compared to the year ended December 31, 2002.

Promotional Allowances

Promotional allowances provided to gaming patrons are characterized in the financial statements of the Golden Nugget Group as a reduction of combined gross revenues. Promotional allowances were $24.8 million, or 11.6% of its gross revenues, for the year ended December 31, 2003, an increase of 6.9% from $23.2 million, or 11.6% of its gross revenues, for the year ended December 31, 2002. This increase is consistent with the increase in table game drop and slot handle as compared to the year ended December 31, 2002.

Operating Expenses

Casino operating expenses were $67.3 million, or 55.3% of its casino revenues, for the year ended December 31, 2003 compared to $64.4 million, or 58.0% of its casino revenues, for the year ended December 31, 2002. The increase of $2.9 million, or 4.4%, in casino operating expenses at the Golden Nugget—Las Vegas is due primarily to increases in complimentary expenses and gaming taxes associated with the increase in casino revenues.

General and administrative expenses at the Golden Nugget—Las Vegas accounted for $33.4 million, or 17.6% of its net revenues, for the year ended December 31, 2003 and $31.0 million, or 17.6% of its net revenues, for the year ended December 31, 2002.

Income from Operations

Operating income at the Golden Nugget—Las Vegas for the year ended December 31, 2003 was $9.0 million, or 4.7% of its net revenues, compared to $3.2 million, or 1.8% of its net revenues, for the year ended December 31, 2002. The increase in operating income is primarily due to the increase in casino volume and hold percentage for the year ended December 31, 2003.

Income from Discontinued Operations

The Company recognized a loss from discontinued operations of $0.4 million for the year ended December 31, 2003 and income from discontinued operations of $0.4 million for the year ended December 31, 2002. Discontinued operations reflect the results of the Company’s Golden Nugget—Laughlin operation, which is held for sale.

Other Income and Expense

Other income and expense consists principally of interest expense on the note payable to MGM MIRAGE and of equity in the loss of The Fremont Street Experience LLC. Interest expense decreased to approximately $3.4 million in 2003 from $4.0 million in 2002 as a result of a decline in LIBOR interest rates, which is the benchmark for the interest charged on the note. The principal balance of the note was $80.0 million in both 2002 and 2003. The Golden Nugget accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget added to its investment through contributions of approximately $0.8 million in 2002 and $1.1 million in 2003, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.9 million in 2002 and $0.8 million in 2003, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each year. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2002 and 2003.

Liquidity and Capital Resources

On December 2, 2003, the Company’s parent, PB Gaming, contributed $10.8 million to the Company for the purchase of no-par value common stock, which amount is reflected in the accompanying financial statements as additional paid-in capital. On December 3, 2003, the Company issued $155.0 million principal amount of its 8 3/4% Senior Secured Notes due 2011 (the “Old Notes”) in a private placement transaction. In 2004, the Old Notes were exchanged for the Senior Notes, which were publicly registered and have similar terms to the Old Notes. The net proceeds from the offering of the Old Notes were approximately $148.5 million after underwriting discount and issuance costs. The proceeds from the equity contribution and the notes were placed in escrow pending the completion of the Acquisition.

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

The difference between the purchase price and the amounts funded in escrow was supplied through an additional equity contribution from PB Gaming in the amount of $39.2 million (to bring the total of contributed capital to $50.0 million) and borrowings under a term loan of $20.0 million. In addition to the term loan, the Company has a revolving line of credit (which, together with the term loan comprise the Credit Facility). After an amendment in November 2004, the revolving portion of the Credit Facility was increased from $15.0 million, and now provides total availability of $25 million on an as-needed basis, through 2009.

At September 30, 2004, the Company failed to satisfy two of the three financial covenants under the Loan and Security Agreement relating to the Credit Facility. The lenders under the Credit Facility waived compliance with the Fixed Charge Coverage Ratio and the Senior Debt to EBITDA Ratio for the quarter ended September 30, 2004. The November 2004 amendment modified these covenants.

We failed to satisfy the modified Senior Debt to EBITDA Ratio for the quarter ended December 31, 2004, and anticipate that we will not meet the modified Fixed Charge Coverage Ratio or Senior Debt to EBITDA Ratio at March 31, 2005. We obtained from the lenders under the Credit Facility a waiver of the default at December 31, 2004. We have also received written notice that the lenders will amend the covenants to reflect our expected results for the quarter ended March 31, 2005, so that we will be in compliance with such amended covenants when we are obligated in May 2005 to report our results to the lenders. We expect to then continue to remain in compliance with the amended covenants during the remainder of 2005.  However, we also expect to pay down the Credit Facility with the proceeds from the sale of the Golden Nugget—Laughlin. Accordingly, because we intend to pay down the Credit Facility, the amounts payable thereunder have been classified as currently payable in the accompanying balance sheets at December 31, 2004, in accordance with accounting principles generally accepted in the United States.

At December 31, 2004, Poster Financial had cash and cash equivalents of $15.3 million, had approximately $17.5 million outstanding under the revolving loan portion of the Credit Facility (the “Revolving Facility”), and $2.6 million drawn under Letters of Credit, which reduce total availability. Accordingly, remaining availability under the line of credit was approximately $4.9 million at December 31, 2004.

Until the completion of the sale of the Company to Landry’s, we expect to fund our operating and capital needs, as currently contemplated, with operating cash flows and proceeds from the sale of Golden Nugget—Laughlin. We currently anticipate capital expenditures for 2005 to be approximately $10.0 million. The majority of the budgeted expenditures for 2005 are expected to be spent on purchasing new gaming equipment and information services equipment. We spent approximately $15.0 million on capital expenditures in 2004 since the closing of the Acquisition. No expenditures are necessary or anticipated in 2005 to prepare the Golden Nugget—Laughlin for sale, other than for normal maintenance, which amounts are expected to be consistent with 2004 and are not material.

Under the terms of the Landry’s Purchase Agreement, the Senior Notes will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry’s Purchase Agreement, amounts outstanding at closing under our Credit Facility (which we expect to be minimal) will be paid off by Landry’s or Landry’s will seek consent from the lender under such facility for such amounts to remain outstanding.

It is anticipated that the Landry’s transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

For the year ended December 31, 2004 (which includes the Golden Nugget Group for 344 days of operation), net cash provided by operating activities totaled approximately $5.9 million.

During 2004, we spent approximately $202 million on the acquisition (a total of $214 million, less cash acquired), of which $159.3 million was provided for by a draw down of restricted cash in escrow, resulting in a net investing activity for the Acquisition in 2004 of $42.6 million. Total net cash used in investing activities in 2004 was $56.5 million, consisting of (i) the Acquisition, (ii) contributions to the Fremont Street Experience joint venture ($0.7 million) and (iii) capital expenditures, primarily for slot machines and other gaming equipment.

Cash flows provided by financing activities were $74.7 million in the first year of 2004, primarily reflecting (i) the equity contribution and borrowing on the term loan discussed above, (ii) net borrowings of $15.9 million under the revolving credit facility and (iii) distributions for tax purposes to PB Gaming. PB Gaming has elected to be treated as a Subchapter S corporation and has elected to have each of Poster Financial, GNLV and GNL treated as a qualified Subchapter S subsidiary for federal income tax purposes. As a result, the owners of PB Gaming will be taxed on the income of PB Gaming, Poster Financial and the Group at a personal level and PB Gaming, Poster Financial and the Group generally will not be subject to federal income taxation at the corporate level. The indentures underlying our various debt agreements generally restrict the payment of dividends, but do provide that distributions may be made for income tax purposes.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist solely of our investment in an unconsolidated affiliate, which currently consists of our investment in Fremont Street Experience LLC. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions or joint ventures.

At December 31, 2004, we had outstanding letters of credit totaling $2.6 million.

Contractual Obligations

The following table summarizes the contractual obligations and commitments of Poster Financial (or the Golden Nugget Group prior to the Acquisition) to make future payments under certain contracts, including long-term debt obligations, and operating leases at December 31, 2004. We have significant obligations under the notes and our senior credit facility.

	Payments Due By Period
Contractual Obligations and Commitments	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Senior Notes	$—	$—	$—	$155,000	$155,000
Credit Facility	2,800	5,600	27,636	—	36,036
Other long-term debt	119	272	—	—	391
Operating leases	1,352	2,385	1,960	31,526	37,224
Total cash obligations	$4,533	$8,955	$20,055	$180,946	$228,651

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized the significant accounting policies of the Company in Note 2 to the consolidated financial statements of the Poster Financial. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition.   Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenues are recognized at the time the related service is performed.

Property and Equipment.   At December 31, 2004, the Company had approximately $152.8 million of net property and equipment recorded on its balance sheet. The Company depreciates its assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2004 Poster Financial was not a guarantor of any third party indebtedness and the Golden Nugget Group was only a guarantor of indebtedness within the Poster Financial consolidated group. Prior to the Acquisition, the Golden Nugget Group was a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of its parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In November 2003, the FASB Emerging Issues Task Force issued EITF Issue 03-16 (“Issue 03-16”). Issue 03-16 addresses whether a limited liability corporation (“LLC”) should be viewed as a corporation or partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Issue 03-16 is effective for reporting periods beginning after June 15, 2004. Our non-controlling investment in The Fremont Street Experience LLC and subsidiaries is subject to the provisions of this Issue. The Company currently accounts for its investment in the Fremont Street Experience on the equity method of accounting and believes that such accounting will continue to be appropriate following the adoption of Issue 03-16 because the Company’s influence on The Fremont Street Experience LLC is not controlling, but is more than minor (as a result of its 17.65% voting interest), as that term is used in the related accounting literature. Accordingly, the Company does not expect that the adoption of Issue 03-16 will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company’s anticipated financial performance; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy our cash requirements; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in our results of operations include, but are not limited to, general economic conditions in the markets in which we operate, competition from other gaming operations, leverage, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, licensing and other regulatory risks and other risks disclosed in our filings with the SEC. All forward-looking statements attributable the Company or persons acting on behalf of the Company apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the remainder of 2004 and, for later years, for the twelve-month periods ended December 31:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value(1)
Variable Rate Debt
Poster Financial—Amounts outstanding under the Credit Facility, payable at one-month LIBOR plus a margin of 4.0%	$2,800	$2,800	$2,800	$27,636	$—	$—	$36,036	$36,036
Average interest rate(2)	—	—	—	—	—	—	5.09%
Fixed Rate Debt
Poster Financial—$155.0 principal amount of Senior Notes	—	—	—	—	—	155,000	155,000	159,650
Average interest rate(2)	—	—	—	—	—	8.75%	8.75%
Golden Nugget Group-Non-interest bearing slot jackpot payable over time and carried as a note payable (unamortized discount of $72 at December 31, 2004 not reflected in scheduled payments)	154	154	154	—	—	—	462	390
	$2,954	$2,954	$2,954	$27,636	$—	$155,000	$191,498	$196,076

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of the Financial Statements of Poster Financial, the Golden Nugget Group, GNLV and The Fremont Street Experience LLC, and the Notes to such Financial Statements contained herein.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 31, 2005 concerning the executive officers and directors of Poster Financial:

Name	Age	Position
Timothy N. Poster	35	Chairman of the Board of Directors and Chief Executive Officer
Thomas C. Breitling	35	President, Secretary, Treasurer and Director
Dawn Prendes	41	Senior Vice President and Chief Financial Officer
Joanne M. Beckett	44	Senior Vice President and General Counsel
Ed Borgato	36	Director
Burton M. Cohen	81	Director
Charles N. Mathewson	76	Director
Perry Rogers	36	Director

Directors

Each director holds office until his successor is duly elected or appointed and qualified or until his earlier death, retirement, disqualification, resignation or removal.

Timothy N. Poster has served as Chief Executive Officer and Chairman of the Board of Poster Financial since its incorporation in June 2003. Prior to his role at Poster Financial, Mr. Poster was the Chairman and Chief Executive Officer of Travelscape.com, Inc., a company he co-founded with Thomas C. Breitling, from March 1998 to March 2000 when it was acquired by Expedia, Inc. From 2001 through June 2003, Mr. Poster served as a director of Station Casinos, Inc. In 1990, he founded Las Vegas Reservation Systems, Inc., the precursor of Travelscape.com, Inc., and served as its President until March 1998. In 2001, the Internet Business Alliance of Nevada named Mr. Poster “eLeader of the Year.”

Thomas C. Breitling has served as President, Secretary, Treasurer and a director of Poster Financial since its incorporation in June 2003. Mr. Breitling has also served as the President and Chief Executive Officer of Breitling Ventures, a private investment firm, since January 2002. Prior to his role at Breitling Ventures, Mr. Breitling served as the President of Travelscape.com, Inc., a wholly owned subsidiary of Expedia, Inc., from March 2000 to December 2001 and as a director of Expedia, Inc. from February 2002 until its sale to InterActiveCorp in August 2003. Mr. Breitling co-founded Travelscape.com, Inc. with Mr. Poster and served as its Chief Operating Officer from March 1998 through March 2000, when it was acquired by Expedia, Inc. Since January 2003, Mr. Breitling has also served as Chairman and Chief Executive Officer of Insomnia Entertainment.

Ed Borgato has served as a director of Poster Financial since March 2004. Mr. Borgato is also the Chairman of the Audit Committee. Mr. Borgato is the co-founder and a senior partner of Javelin Partners, a hedge fund firm with over $250.0 million under management. He is the co-portfolio manager of Javelin Opportunities Fund LP, Javelin Opportunities Fund Offshore LTD and Javelin Partners LP. Prior to co-founding Javelin Partners in September 1999, Mr. Borgato was employed as a financial analyst with Paine Webber from 1995 to 1999. He has 16 active years of investment industry experience working as a securities broker, trader, analyst, and portfolio manager. During his career at such firms as Lehman Brothers, Alex Brown and Dain Rauscher he specialized in structuring derivative-based hedging strategies for institutions and high net worth individuals.

Burton M. Cohen has served as a director of Poster Financial since March 2004. Mr. Cohen has over 35 years of experience in the Las Vegas hotel-casino industry. Mr. Cohen’s earliest accomplishments include major roles in the building, opening and staffing of the Frontier Hotel Casino and Circus Circus in 1968. Mr. Cohen later served as Executive Vice President of the Flamingo Hotel Casino. After the Hilton

Corporation acquired the Flamingo Hotel Casino in 1971, Mr. Cohen led the new operation as its President. In 1973, Caesars World hired Mr. Cohen to run The Thunderbird Hotel. In 1977, Mr. Cohen moved to Caesars Palace as a Vice President and member of its board of directors. In 1978, Cohen became President and General Manager of the Desert Inn & Country Club under Summa Corporation. In 1986, Mr. Cohen became President and Chief Operating of the Dunes Hotel & Country Club until the hotel was sold in 1987. Mr. Cohen returned to the Desert Inn Hotel & Country Club in 1992 as its President and Chief Executive Officer and stayed on as President and Managing Director when ITT Sheraton Corporation acquired the property in 1993. Mr. Cohen retired from active hotel-casino management in 1995 and has since done consulting work in the hotel and gaming industries. Mr. Cohen received his law degree from the University of Miami in 1948.

Charles N. Mathewson has served as a director of Poster Financial since February 2004. Mr. Mathewson is also a member of our Audit Committee. Mr. Mathewson is Chairman Emeritus of International Game Technology (“IGT”). Mr. Mathewson was first appointed as a director of IGT in 1985 and was first appointed as Chief Executive Officer of IGT in 1986. He periodically served as Chairman, Chief Executive Officer and President of IGT from 1986 through 2003. Most recently, he served as Chief Executive Officer of IGT from February 1996 until December 2000 and as Chairman from February 1988 until December 2003. Mr. Mathewson served as Senior Executive Vice President and a director of Jefferies & Company, Inc. from 1968 to 1971, Chairman of the Board of Directors of Arden-Mayfair, Inc. from 1971 to 1974, and Chairman of the Board of Directors of Wagenseller & Durst from 1978 to 1979. From 1980 until February 1986, Mr. Mathewson was a general partner of Management Advisors Associates, a partnership engaged in investment and business consulting. He was a member of the Board of Directors of FelCor Lodging Trust from 1994 until 2002. From 1994 until 2002, Mr. Mathewson served as Chairman of the American Gaming Association, and in December 2002, he was named Chairman Emeritus of that organization. Mr. Mathewson is also a director of Baron Capital, Inc., a financial services firm. Mr. Mathewson received his Bachelor of Finance degree from the University of Southern California in 1953 and graduated from the University of California Management Program in 1960.

Perry Rogers has served as a director of Poster Financial since January 2004. Mr. Rogers has served as President of Agassi Enterprises, Inc. since 1993 and as President of the Andre Agassi Charitable Foundation since 1994. In October of 2001, Mr. Rogers formed Alliance Sports Management Company, a sports management and marketing agency, where he serves as President. Mr. Rogers also serves on the Boards of Directors of Nevada First Bank, City of Las Vegas Centre Development, East River Ventures, Inc., and the UNLV Foundation.

Executive Officers

Each executive officer holds office until his or her successor is elected and appointed and qualified or until his or her resignation or removal, if earlier.

Dawn Prendes has served as a Vice President and the Chief Financial Officer of GNLV since November 2000 and was appointed as Vice President and Chief Financial Officer of Poster Financial upon the closing of the Acquisition and as a Senior Vice President as of February 9, 2004. Ms. Prendes joined the Golden Nugget—Las Vegas in 1993 as the Assistant Financial Controller and served as the Controller of the Golden Nugget—Las Vegas from January 1997 to November 2000.

Joanne M. Beckett was appointed as Vice President and General Counsel of Poster Financial upon the closing of the Acquisition and as a Senior Vice President as of February 9, 2004. Ms. Beckett has served as a Vice President in the legal department of the Golden Nugget—Las Vegas since 1990 and oversees all aspects of the legal department and human resources at the property.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and President, and our Chief Financial Officer and Chief Accounting Officer. With respect to any amendment to, or a waiver from, any provision of its Code of Ethics that applies to the officers noted above relates to standards that are reasonably designed to deter wrongdoing and to promote:

•       honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•       full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by us;

•       compliance with applicable governmental laws, rules and regulations;

•       the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code of Ethics; and

•       accountability for adherence to the Code of Ethics.

ITEM 11.         EXECUTIVE COMPENSATION

The following tables set forth compensation for the fiscal year ended December 31, 2004 received by our Chief Executive Officer and other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the “Named Executives”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			All Other Compensation ($) —
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Stockholder Tax Distribution
		(1)	(2)	(3)	(4)
Timothy N. Poster	2004	$423,527	$—	$16,657	$489,000
Chairman of the Board and Chief Executive Officer
Thomas C. Breitling	2004	438,908	—	30,085	489,000
President, Secretary, Treasurer and Director
Maurice Wooden(5)	2004	558,470	1,202,827	4,100	—
Chief Operating Officer
Dawn Prendes	2004	224,927	515,809	4,100	—
Senior Vice President and Chief Financial Officer
Joanne M. Beckett	2004	247,944	458,082	4,100	—
Senior Vice President and General Counsel

(1)          On January 23, 2004, the Company entered into Employment Agreements with the Named Executives. Salary amounts include salary deferred under the Company’s Deferred Compensation and 401(k) Plans of $26,954 for Mr. Wooden, $41,905 for Ms. Prendes and $26,158 for Ms. Beckett.

(2)          In 2004, the Named Executives received bonuses for the year pursuant to the Employment Agreements as reflected in the following table:

Name	Signing Bonus	Minimum Guaranteed Bonus	Discretionary Bonus
Maurice Wooden	327,827	125,000	750,000
Dawn Prendes	209,559	56,250	250,000
Joanne M. Beckett	208,082	62,500	187,500

(3)          The amounts under this column for Timothy N. Poster and Thomas C. Breitling represent allocations for use of the Company’s aircraft. The amounts for Maurice Wooden, Dawn Prendes and Joanne M. Beckett represent the Company match under its 401(k) Plan.

(4)          We are a Subchapter S corporation and taxes on our income are paid by our stockholders.

(5)   As more fully described below under “—Maurice Wooden Separation Agreement,” Mr. Wooden resigned as Chief Operating Officer of Poster Financial, effective March 4, 2005.

Employment Agreements

We have entered into employment agreements with each of Mr. Poster, Mr. Breitling, Ms. Beckett and Ms. Prendes. Each of these employment agreements became effective as of the closing date of the Acquisition, and will terminate on the third anniversary thereof, unless earlier terminated. The key provisions of these employment agreements are summarized below.

Joanne M. Beckett has entered into an employment agreement with Poster Financial to serve as Poster Financial’s Senior Vice President and General Counsel. The agreement provides for a minimum annual base salary of $250,000 and Ms. Beckett received a signing bonus of $125,000, which signing bonus was subject to an income tax gross-up such that the net amount of the signing bonus will be equal to $125,000. Under the terms of her employment agreement, Poster Financial will pay Ms. Beckett on or prior to each of the first three anniversaries of the closing date of the Acquisition, a minimum annual bonus equal to at least 25% of her annual base salary, provided she is employed by Poster Financial on the relevant payment date. In addition, Ms. Beckett is eligible to receive a performance bonus based upon the Poster Financial’s achievement of $30.0 million in EBITDA (as defined herein) during each of three year-long performance periods, the first of which commenced on January 1, 2004. Ms. Beckett is eligible to receive a $187,500 bonus in respect of each of the first two performance periods and a $375,000 million bonus in respect of the third performance period, subject to certain catch-up provisions that will enable Ms. Beckett to earn a performance bonus in respect of a period for which the EBITDA target was not met if higher EBTIDA in subsequent performance periods results in an average of at least $30.0 million per performance period in EBITDA over more than one performance period. Ms. Beckett is also entitled to receive such annual or other bonuses as may be determined by Poster Financial’s Board of Directors in its sole discretion.

During the specified term, Ms. Beckett is entitled to participate in Poster Financial’s employee benefit plans as are generally made available from time to time to Poster Financial’s senior executives. Poster Financial also provides Ms. Beckett with a monthly automobile allowance of $1,000.

If Ms. Beckett terminates her employment with Poster Financial other than for good reason, she is entitled to receive (1) unpaid base salary and bonus through the date of her termination, (2) unreimbursed business expenses and (3) benefits in accordance with the terms of the then applicable benefit programs (items (1) through (3) are referred to herein as the “Unpaid Amounts”).

In the event Ms. Beckett’s employment with Poster Financial is terminated due to her death or disability, she (or her estate or beneficiaries, if applicable) is entitled to receive (1) the Unpaid Amounts and (2) three months’ base salary continuation. In the event Ms. Beckett’s employment with Poster Financial is terminated by Poster Financial for cause, she is entitled to receive the Unpaid Amounts, other than any earned but unpaid bonus.

In the event Ms. Beckett’s employment with Poster Financial is terminated by Poster Financial other than for cause or due to Ms. Beckett’s death or disability or by Ms. Beckett for good reason, she is entitled to receive: the Unpaid Amounts; base salary continuation through the third anniversary of the closing date of the Acquisition; a performance bonus for the performance period during which her employment is terminated based upon the Poster Financial’s projected EBITDA for such period measured against the applicable EBITDA target; and continued health and insurance coverage for Ms. Beckett and her then covered dependents through the third anniversary of the closing date of the Acquisition.

Under the terms of her employment agreement, Mr. Wooden is subject to restrictive covenants that prevent her from becoming employed by a competitor of Poster Financial, its parents, subsidiaries, affiliates and joint ventures (the “Employer Group”) or soliciting customers, employees, service providers and certain other individuals having a relationship with the Employer Group. These covenants are operational during the specified term of employment and for a period of twelve months following a termination of Ms. Beckett’s employment with Poster Financial, other than a termination by Ms. Beckett for good reason, or by Poster Financial without good cause.

Ms. Beckett’s employment agreement contains ongoing provisions regarding the non-disclosure and restrictions on use of our confidential information. The agreement also contains provisions describing the extent to which Poster Financial is required to indemnify and advance expenses to Ms. Beckett in connection with specified actions or other proceedings.

Timothy N. Poster has entered into an employment agreement with Poster Financial to serve as Poster Financial’s Chief Executive Officer. Mr. Poster’s agreement is substantially identical to Mr. Beckett’s agreement, except that: he is not eligible to receive a signing bonus or a performance bonus; Poster Financial is not required to pay him a minimum annual bonus; and his monthly automobile allowance is $2,000. On December 10, 2004, Mr. Poster’s annual base salary was reduced from $500,000 to $100,000. Further, on February 3, 2005, Mr. Poster waived certain rights under his employment agreement, including the right to receive annual base salary in excess of $100,000 and the right to receive base salary in the event of termination of his employment with Poster Financial.

Thomas C. Breitling has entered into an employment agreement with Poster Financial to serve as Poster Financial’s President, Secretary and Treasurer. Mr. Breitling’s agreement is substantially identical to Mr. Beckett’s agreement, except that: he is not eligible to receive a signing bonus or a performance bonus; Poster Financial is not required to pay him a minimum annual bonus; and his monthly automobile allowance is $2,000. On December 19, 2004, Mr. Breitling’s annual base salary was reduced from $500,000 to $100,000. Further, on February 3, 2005, Mr. Breitling waived certain rights under his employment agreement, including the right to receive annual base salary in excess of $100,000 and the right to receive base salary in the event of termination of his employment with Poster Financial.

Dawn Prendes has entered into an employment agreement with Poster Financial to serve as Poster Financial’s Senior Vice President and Chief Financial Officer. Ms. Prendes’ agreement is substantially identical to Ms. Beckett’s agreement, including a guaranteed minimum annual bonus of not less than 25% of base salary, except that her: annual base salary is $225,000 and signing bonus was $125,000, which signing bonus was subject to an income tax gross-up such that the net amount of the signing bonus after income taxes will be equal to $125,000; performance bonus is up to $1.0 million ($250,000 in respect of each of the first two performance periods and $500,000 in respect of the third performance period).

Maurice Wooden Separation Agreement

On March 4, 2005, Poster Financial and each of its wholly owned subsidiaries entered into a Separation Agreement and General Release (the “Separation Agreement”) with Maurice Wooden, the former Chief Operating Officer of Poster Financial. The Separation Agreement provides for Mr. Wooden’s resignation, effective as of March 4, 2005, from his position as Chief Operating Officer and as a director of Poster Financial and his resignation from all positions as an officer, director or manager of Poster Financial, each of Poster Financial’s wholly owned subsidiaries and The Fremont Street Experience LLC (collectively, the “Poster Companies”).

Under the terms of the Separation Agreement, Poster Financial has agreed to pay Mr. Wooden a separation payment equal to $1.25 million (the “Separation Payment”), less all applicable withholdings. Mr. Wooden has agreed to release PB Gaming, the Poster Companies, as well as LSRI and Landry’s, and each of the foregoing entities’ respective parents, subsidiaries and affiliates from all claims arising from the beginning of time to the date of the Separation Agreement, including but not limited to claims relating to (i) Mr. Wooden’s employment relationship with the Poster Companies, (ii) all positions Mr. Wooden previously held with the Poster Companies, (iii) the termination of Mr. Wooden’s employment relationship and positions with the Poster Companies and (iv) all claims arising under the Employment Agreement, dated as of October 29, 2003, by and between the Poster Financial and Mr. Wooden, which employment agreement has been terminated as a result of the Separation Agreement.

The Separation Agreement provides that Mr. Wooden, for the period commencing on March 4, 2005 and continuing until the earlier to occur of the one year anniversary of the Closing Date (as such term is defined in the Landry’s Purchase Agreement) or October 31, 2006 (such period being referred to as the “Noncompete Period”), shall not be employed by or otherwise associated with any entity engaged in gaming in the State of Nevada or within a 150 mile radius of any jurisdiction in which any member of the Poster Companies is engaged in gaming during the Noncompete Period. Mr. Wooden has further agreed that in the event of his breach of such noncompete obligations, he will immediately become liable to the Company for a pro rata portion of the Separation Payment.

The Separation Agreement also provides that Mr. Wooden, for the period commencing on March 4, 2005 and continuing until February 28, 2007, will not solicit customers, prospective customers or employees of the Poster Companies and, at all times, will not disclose any trades secrets or proprietary or other confidential information concerning any member of the Poster Companies.

Compensation of Directors

In March 2004, our Board of Directors established a director compensation policy that provides for each director who is not otherwise employed by Poster Financial or any of its affiliates or subsidiaries to receive total compensation from us for their service to Poster Financial as a director in the amount of $12,500 per quarter. Directors who are compensated as our full-time employees receive no additional compensation for service on our Board of Directors.

On March 19, 2004, GNLV entered into a consulting agreement with Burton M. Cohen, a member of our Board of Directors. The consulting agreement provided for Mr. Cohen to provide certain marketing, consulting and advisory services to GNLV in exchange for an annual consulting fee of $70,000. This agreement was terminated on March 19, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Currently, Poster Financial has 100 shares of common stock, no par value, issued and outstanding, all of which are owned by PB Gaming. The address for PB Gaming is c/o Poster Financial Group, Inc., 129 East Fremont Street, Las Vegas, Nevada 89101. In the future, other persons could own a direct or indirect equity interest in Poster Financial, subject to compliance with Nevada gaming laws and the terms of the indenture governing the notes and our senior credit facility.

Currently, PB Gaming has 7,500 shares of common stock, no par value, issued and outstanding, 3,750 shares of which are owned by Timothy N. Poster, our Chairman and Chief Executive Officer, and 3,750 shares of which are owned by Thomas C. Breitling, our President, Treasurer, Secretary and one of our directors. Charles N. Mathewson, a member of our Board of Directors, and Andre K. Agassi hold, in the aggregate, $10.5 million principal amount of junior subordinated convertible notes of PB Gaming. Upon receipt of any necessary approvals from the Nevada gaming authorities, the principal amount of each of these notes, together with accrued and unpaid interest thereon, will automatically convert into that number of shares of PB Gaming common stock as would represent 10% in the case of Mr. Mathewson and 10% in the case of Mr. Agassi of the outstanding common stock of PB Gaming on a fully diluted basis as of the close of business on January 23, 2004.

On March 24, 2005, PB Gaming repurchased from Richard N. Barton, a former member of our Board of Directors, $2.6 million principal amount of junior subordinated convertible notes of PB Gaming. Concurrently with such repurchase (i) PB Gaming entered into a subscription agreement with Mr. Agassi, pursuant to which PB Gaming agreed to issue and sell to Mr. Agassi a $2.3 million junior subordinated convertible note and (ii) PB Gaming entered into a subscription agreement with Perry Rogers, a members of our Board of Directors, pursuant to which PB Gaming agreed to issue and sell to Mr. Rogers a $0.4 million junior subordinated convertible note. Each subscription agreement will become effective at such time as PB Gaming determines, in its sole and absolute discretion, that any necessary approvals, consents, waivers or authorizations of the Nevada gaming authorities relating to such subscription agreement have been obtained. The issuance and sale of the junior subordinated convertible notes to Mr. Agassi and Mr. Rogers will occur following receipt by Mr. Agassi and Mr. Rogers, as the case may be, of any necessary approvals from the Nevada gaming authorities to hold such junior subordinated convertible notes. Upon receipt of any necessary approvals from the Nevada gaming authorities, the principal amount of each of these notes, together with accrued and unpaid interest thereon, will automatically convert into that number of shares of PB Gaming common stock as would represent 4.25% in the case of Mr. Agassi and 0.75% in the case of Mr. Rogers of the outstanding common stock of PB Gaming on a fully diluted basis as of the close of business on January 23, 2004.

Upon receipt by all the stockholders of PB Gaming of any necessary approvals from the Nevada gaming authorities, such stockholders will become parties to a stockholders agreement that, among other things, will contain:

•       restrictions on the ability of the stockholders of PB Gaming and any of their permitted transferees to sell, assign, transfer, pledge, encumber or otherwise dispose of any shares of common stock of PB Gaming, except in accordance with the provisions of the stockholders agreement. In addition, all transfers will be subject to certain other conditions, including (1) compliance with applicable federal and state securities laws, (2) receipt of necessary approvals from the Nevada gaming authorities and (3) compliance with all federal laws, rules and regulations relating to Subchapter S corporations;

•       certain voting and proxy arrangements among the stockholders of PB Gaming with respect to the election of directors of PB Gaming and other matters submitted to its stockholders for the benefit of Messrs. Poster and Breitling; these arrangements will result in Messrs. Poster and Breitling effectively controlling matters considered by the Board of Directors (or any committee thereof) of PB Gaming or submitted to its stockholders and thereby effectively controlling the management and strategic direction of Poster Financial;

•       provisions permitting certain stockholders of PB Gaming, in addition to Messrs. Poster and Breitling, to serve on the Board of Directors (and certain committees thereof) of PB Gaming;

•       preemptive rights, rights of first refusal, tag-along rights, drag-along rights and certain other requirements relating to the transfer of the shares of common stock of PB Gaming owned by the parties to the stockholders agreement, as well as provisions for the mandatory disposition of such shares as required under the Nevada gaming laws;

•       certain registration rights with respect to the shares of common stock of PB Gaming in specified circumstances and subject to limitations;

•       provisions permitting certain periodic distributions to the stockholders of PB Gaming to enable them to pay certain federal and state income taxes owed by such stockholders as a result of PB Gaming’s status as a Subchapter S corporation for federal and state income tax purposes; and

•       customary representations and warranties, as well indemnification, confidentiality and information rights provisions, for this type of agreement.

Investors who own securities of PB Gaming that are convertible, exercisable, exchangeable or redeemable into shares of common stock of PB Gaming will be required to become parties to the stockholders agreement upon conversion, exercise, exchange or redemption of such securities into shares of common stock of PB Gaming. This summary of the stockholders agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the stockholders agreement.

In the future, PB Gaming may sell additional debt securities, additional shares of common stock and/or securities convertible, exercisable, exchangeable or redeemable into shares of its common stock to Mr. Poster, Mr. Breitling and/or others, subject to compliance with Nevada gaming laws. In turn, PB Gaming may contribute the proceeds from such sales as additional paid-in capital towards PB Gaming’s existing holdings of Poster Financial common stock, subject to compliance with Nevada gaming laws and the terms of the indenture governing the notes and our senior credit facility.

Poster Financial owns 100% of the issued and outstanding capital stock of each of GNLV and GNL and indirectly owns (1) 100% of the ownership interests of Golden Nugget Experience and (2) 17.65% of the voting units and 50.0% of the non-voting units of The Fremont Street Experience LLC. The non-voting units of The Fremont Street Experience LLC that Poster Financial indirectly owns entitle Golden Nugget Experience to certain preferential rights with respect to distributions.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into employment agreements with Timothy N. Poster and Thomas C. Breitling, our Chief Executive Officer and President, respectively. See Item 11 of Part III—“Executive Compensation.”  In addition, from time to time, and subject to the terms of the indenture governing the Senior Notes and the Credit Facility, we may enter into transactions with certain of our officers, directors, subsidiaries, affiliates, and our parent company and its officers, directors, other subsidiaries, affiliates and other related parties.

On July 1, 2004, GNLV entered into agreements with TB Management, LLC and M and M Venture III, LLC, pursuant to which GNLV acquired rights to certain aircraft interests held by such entitles. Mr. Breitling is the president and managing partner of TB Management, LLC  and Mr. Poster is the president and managing partner of M and M Ventures III, LLC. The monthly usage fee under each agreement is $30,417. Payments made in 2004 totaled $91,250 to each of TB Management, LLC and M and M Venture III, LLC.

On September 29, 2004, Mr. Poster, Mr. Breitling and Andre K. Agassi, a holder of junior subordinated convertible notes of PB Gaming, pledged a letter of credit from Nevada First Bank for $7.4 million on behalf of GNLV. This letter of credit is being held as a reserve, in accordance with Nevada gaming regulations, for the benefit of gaming patrons to the extent GNLV’s Sports Book holds money for such patrons’ account, has accepted wagers from such patrons on events whose outcomes have not been determined or owes winning to such patrons.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004
Audit fees(1)	$180,000	$299,625
Audit-related fees(2)	621,453	140,480
Tax fees	—	—
All other fees	—	—
Total fees	$801,453	$440,105

(1)          Represents the aggregate fees PricewaterhouseCoopers LLP (“PwC”) billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Quarterly Reports of Form 10-Q or services that are normally provided by PwC in connection with those filings.

(2)          Represents the aggregate fees PwC billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the Acquisition and our public debt offering.

It is our practice that all services provided to us by our independent auditors be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee. No part of the independent auditor services related to the Audit Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements: Reference is made to the Index on page F-1.
(2)	Financial Statement Schedules: Reference is made to the Index on page F-1.
(3)	Exhibits: The following exhibits to this Annual Report on Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
2.1

Stock Purchase Agreement, dated as of February 3, 2005, by and among PB Gaming, Inc. (“PB Gaming”), as Seller, Poster Financial Group, Inc. (“Poster Financial”), LSRI Holdings, Inc., as Purchaser, and Landry’s Restaurants, Inc.(1)

2.2	Stock Purchase Agreement, dated as of November 8, 2004, by and among Barrick-GNL, LLC, as Buyer, Poster Financial, as Seller and GNL, CORP. (“GNL”).(2)
3.1	Articles of Incorporation of Poster Financial, dated May 30, 2003.(3)
3.2	Amended and Restated Bylaws of Poster Financial, adopted September 3, 2003.(3)
3.3	Amended and Restated Articles of Incorporation of GNLV, dated February 9, 2004.(3)
3.4	Amended and Restated Bylaws of GNLV, adopted February 9, 2004.(3)
3.5	Amended and Restated Articles of Incorporation of GNL, dated February 9, 2004.(3)
3.6	Amended and Restated Bylaws of GNL, adopted February 9, 2004.(3)
3.7	Articles of Organization of Golden Nugget Experience, LLC (“Golden Nugget Experience”), dated May 17, 2000.(3)
3.8	Operating Agreement of Golden Nugget Experience, dated as of May 26, 2000.(3)
4.1	Indenture, dated as of December 3, 2003, by and among Poster Financial, the guarantors from time to time party thereto and HSBC Bank USA, as trustee (the “Trustee”).(3)
4.2	Supplemental Indenture, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and the Trustee.(3)
4.3	Notation of Guarantee, dated as of January 23, 2004, executed by GNLV, GNL, Golden Nugget Experience.(3)
4.4	Form of 8 3/4% Senior Secured Note of Poster Financial due 2011 (included in Exhibit 4.1).(3)
4.5	Guarantor Joinder Agreement, dated as of January 23, 2004, executed by GNLV, GNL and Golden Nugget Experience.(3)
10.1

Security Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and Wells Fargo Bank, National Association, as collateral agent (the “Collateral Agent”).(3)

10.2	Stock Pledge Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and the Collateral Agent.(3)

10.3

Intercreditor and Lien Subordination Agreement, dated as of January 23, 2004, by and among Wells Fargo Foothill, Inc. (“Wells Fargo”), the Collateral Agent, Poster Financial and GNLV, GNL, Golden Nugget Experience.(3)

10.4

Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Fee and Leasehold) (Nevada), dated as of January 23, 2004, by and from GNLV to the trustee named therein for the benefit of the Collateral Agent, as beneficiary.(3)

10.5

Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Nevada), dated as of January 23, 2004, by and from GNL to the trustee named therein for the benefit of the Collateral Agent, as beneficiary.(3)

10.6

Loan and Security Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV and GNL as borrowers, Wells Fargo, as administrative agent, arranger and documentation agent for the lenders party thereto, Lehman Brothers Inc., as syndication agent, and the other lenders party thereto from time to time.(3)

10.7	Amendment Number One to Loan and Security Agreement, dated as of May 17, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo.(3)
10.8	Amendment Number Two to Loan and Security Agreement, dated as of August 31, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo.
10.9	Amendment Number Three to Loan and Security Agreement, dated as of November 30, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo.(4)
10.10	General Continuing Guaranty, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo.(3)
10.11	Security Agreement, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo.(3)
10.12	Stock Pledge Agreement, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo.(3)
10.13	Stock Pledge Agreement, dated as of January 23, 2004, by and among Poster Financial, GNL, GNLV and Wells Fargo.(3)
10.14	Intercompany Subordination Agreement, dated as of January 23, 2004, by and among Poster Financial, GNL, GNLV, Golden Nugget Experience and Wells Fargo.(3)
10.15

Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Fee and Leasehold) (Nevada), dated as of January 23, 2004, by and from GNLV to the trustee named therein for the benefit of Wells Fargo.(3)

10.16

Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Nevada), dated as of January 23, 2004, by and from GNL to the trustee named therein for the benefit of Wells Fargo.(3)

10.17	Lease, dated September 4, 1962, by and between the Fraternal Order of Eagles, Las Vegas Aerie 1213, as Lessor, and Golden Nugget, Inc., as Lessee (the “Fraternal Order of Eagles Lease”).(3)
10.18	Agreement, dated March 25, 1975, amending the Fraternal Order of Eagles Lease.(3)
10.19	Letter Agreement, dated April 26, 2000, extending the Fraternal Order of Eagles Lease.(3)
10.20	Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, as Trustee, and Golden Nugget, Inc. (the “Elizabeth Properties Trust Lease”).(3)
10.21	Letter Agreement, dated February 10, 1999, extending the Elizabeth Properties Trust Lease.(3)
10.22	Letter Agreement, dated March 21, 2000, amending the Elizabeth Properties Trust Lease.(3)

10.23	Lease Agreement, dated July 1, 1973, by and between First National Bank of Nevada, Trustee under Private Trust No. 87 and Golden Nugget, Inc.(3)
10.24	Lease Agreement, dated September 3, 2004, by and between Abraham Schiff and GNLV.(5)
10.25	Employment Agreement, dated as of October 13, 2003, by and between Poster Financial and Timothy N. Poster (the “Poster Employment Agreement”).(3)
10.26	Waiver, dated as of February 3, 2005, executed by Timothy N. Poster, waiving certain provisions of the Poster Employment Agreement.(6)
10.27	Employment Agreement, dated as of October 13, 2003, by and between Poster Financial and Thomas C. Breitling (the “Breitling Employment Agreement”).(3)
10.28	Waiver, dated as of February 3, 2005, executed by Thomas C. Breitling, waiving certain provisions of the Breitling Employment Agreement.(6)
10.29	Employment Agreement, dated as of October 29, 2003, by and between Poster Financial and Joanne M. Beckett.(3)
10.30	Employment Agreement, dated as of October 29, 2003, by and between Poster Financial and Dawn Prendes.(3)
10.31	Employment Agreement, dated as of January 23, 2004, by and between GNLV and GNL and Chris Andrews.(3)
10.32	Employment Agreement, dated as of January 23, 2004, by and between GNLV and Daniel Shumny.(3)
10.33	Employment Agreement, dated as of January 23, 2004, by and between GNL and Andre Carrier.(3)
10.34	Separation Agreement and General Release, made as of March 4, 2005, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and Maurice Wooden.(7)
21.1	Subsidiaries of Poster Financial.(3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Poster Financial Current Report on Form 8-K filed February 4, 2005.

(2)          Incorporated by reference to the Poster Financial Current Report on Form 8-K filed November 12, 2004.

(3)          Incorporated by reference to the Poster Financial Registration Statement on Form S-4 filed June 30, 2003.

(4)          Incorporated by reference to the Poster Financial Current Report on Form 8-K filed December 2, 2004.

(5)          Incorporated by reference to the Poster Financial Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(6)          Incorporated by reference to the Poster Financial Current Report on Form 8-K filed February 10, 2005

(7)          Incorporated by reference to the Poster Financial Current Report on Form 8-K filed March 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2005	POSTER FINANCIAL GROUP, INC.
	By:	/s/ TIMOTHY N. POSTER
		Name:	Timothy N. Poster
		Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TIMOTHY N. POSTER	Chairman of the Board and Chief Executive	March 31, 2005
Timothy N. Poster	Officer (Principal Executive Officer)
/s/ DAWN PRENDES	Senior Vice President and Chief Financial	March 31, 2005
Dawn Prendes	Officer (Principal Financial Officer)
/s/ THOMAS C. BREITLING	President, Secretary, Treasurer and Director	March 31, 2005
Thomas C. Breitling
/s/ ED BORGATO	Director	March 31, 2005
Ed Borgato
/s/ BURTON M. COHEN	Director	March 31, 2005
Burton M. Cohen
/s/ CHARLES N. MATHEWSON	Director	March 31, 2005
Charles N. Mathewson
/s/ PERRY ROGERS	Director	March 31, 2005
Perry Rogers

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.      Financial Statements

Poster Financial Group, Inc.
Report of Independent Registered Public Accounting Firm	F-3
Balance Sheet as of December 31, 2003 and December 31, 2004	F-4
Statement of Operations and Changes in Retained Earnings (Deficit) for the period from June 2, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004	F-5
Statement of Changes in Stockholders’ Equity	F-6
Statement of Cash Flows for the period from June 2, 2003 (inception) through December 31, 2003 and for the year Ended December 31, 2004	F-7
Notes to Financial Statements	F-8
Golden Nugget Group(1)
Report of Independent Registered Public Accounting Firm	F-31
Balance Sheet as of December 31, 2003	F-32

Combined Statements of Operations and Changes in Division Equity for the years ended December 31, 2002 and 2003, and for the Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)

F-33

Combined Statements of Cash Flows for the years ended December 31, 2002 and 2003, and for the Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)

F-34
Notes to Combined Financial Statements	F35–F52
GNLV, CORP. and Subsidiary(2)
Report of Independent Registered Public Accounting Firm	F-53
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-54
Consolidated Statements of Operations and Changes in Retained Earnings for each of the three years in the period ended December 31, 2004	F-55
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	F-56
Notes to Consolidated Financial Statements	F-57–F80
The Fremont Street Experience Limited Liability Company(3)
Report of Independent Auditors	F-81
Consolidated Balance Sheets as of December 31, 2003 and 2004 (unaudited)	F-82
Consolidated Statements of Operations for the years ended December 31, 2002 and 2003 (audited) and for the year ended December 31, 2004 (unaudited)	F-83
Consolidated Statements of Members’ Capital (information for 2004 is unaudited)	F-84
Consolidated Statements of Cash Flows for years ended December 31, 2002 and 2003 (audited) and for the year ended December 31, 2004 (unaudited)	F-85
Notes to Consolidated Financial Statements	F-86–F96

2.      Financial Statement Schedules

Poster Financial Group, Inc.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-97
Schedule II—Valuation and Qualifying Accounts for the period from June 2, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004	F-98
Golden Nugget Group
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-99

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002 and 2003 and for the period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)

F-100
GNLV Corp. and Subsidiary
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-101
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004	F-102

(1)          Poster Financial Group, Inc. completed the acquisition of the Golden Nugget Group on January 23, 2004. When a registrant acquires a business, it is required under Rule 3-05 of Regulation S-X under the Securities Act to assess the significance of the acquired business to determine whether the acquired business’ historical financial statements must be included in any subsequent periodic reports of the acquirer. The acquisition of the Golden Nugget Group was significant. Accordingly, the financial statements of the Golden Nugget Group are included in this prospectus in order to comply with Rule 3-05 of Regulation S-X.

(2)          Poster Financial Group, Inc. pledged its equity interests in all of its direct subsidiaries as collateral in connection with the issuance of the notes. Rule 3-16 of Regulation S-X under the Securities Act requires separate financial statements for each subsidiary whose securities constitute a substantial portion of the collateral for any class of security. Management has determined that GNLV, CORP. meets this test and therefore the financial statements of GNLV, CORP. are included in this prospectus in order to comply with Rule 3-16 of Regulation S-X.

In addition, each of the wholly owned subsidiaries of Poster Financial Group, Inc. has fully and unconditionally guaranteed the notes. Financial information about the guarantor subsidiaries has not been included in the accompanying financial statements (in accordance with the provisions of Rule 3-10 of Regulation S-X) because (i) Poster Financial Group, Inc. has no independent assets or operations, (ii) the guarantees by the guarantor subsidiaries are full and unconditional and joint and several and (iii) all non-guarantor subsidiaries are minor.

(3)          The Golden Nugget Group accounts for its investment in The Fremont Street Experience Limited Liability Company as an unconsolidated joint venture, under the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Act requires full financial statements for equity method investees when the investee is considered significant. Management has determined that its equity in the loss of The Fremont Street Experience Limited Liability Company meets the significance test in 2002 and 2003. Accordingly, the financial statements of The Fremont Street Experience Limited Liability Company are included in this prospectus in order to comply with Rule 3-09 of Regulation S-X. Poster’s financial interest in FSELLC was not significant to Poster for the year ended December 31, 2004. For years in which an equity investee is not significant, SEC rules provide that full unaudited financial statements may be furnished in the 10-K, in lieu of audited statements. Accordingly, the consolidated financial statements of FSELLC as of December 31, 2004 and for the year then ended (including related information appearing in the notes to consolidated financial statements) have been prepared by FSELLC, without audit.

Report of Independent Registered Public Accounting Firm

To the Stockholder of
Poster Financial Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in retained earnings (deficit), and of cash flows present fairly, in all material respects, the financial position of Poster Financial Group, Inc. (the “Company”), a wholly owned subsidiary of PB Gaming, Inc., as of December 31, 2003 and 2004, and the results of their operations and their cash flows for the period from June 2, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully disclosed in Note 1, PB Gaming, Inc. has entered into an agreement to sell all of the outstanding shares of the Company.

/s/ PricewaterhouseCoopers LLP
March 31, 2005
Las Vegas, Nevada

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Balance Sheets
(Thousands of dollars)

	December 31, 2003	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$—	$15,321
Restricted cash in escrow	159,548	—
Accounts receivable, net	—	16,370
Inventories	—	3,228
Prepaid expenses and other	122	4,832
Assets held for sale	—	43,076
Total current assets	159,670	82,827
Property and equipment, net	—	152,793
Investment in joint venture	—	5,351
Deposits and other assets, net	13,884	36,203
Total assets	$173,554	$277,174
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$7,696	$8,533
Current portion of notes payable	—	119
Bank credit facility classified as currently payable	—	36,036
Other accrued liabilities	1,078	33,224
Amounts due to affiliates	376	—
Liabilities related to assets held for sale	—	5,783
Total current liabilities	9,150	83,695
Notes payable	155,000	155,272
Total liabilities	164,150	238,967
Contingencies and Commitments
Stockholder’s equity
Common stock (no par value; 10,000 shares authorized; 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	10,883	50,000
Retained earnings (deficit)	(1,479)	(11,793)
Total stockholder’s equity	9,404	38,207
Total liabilities and stockholder’s equity	$173,554	$277,174

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statements of Operations
(Thousands of dollars)

	Period from June 2, 2003 (inception) through December 31, 2003	Year Ended December 31, 2004
Revenues
Casino	$—	$128,296
Rooms	—	44,259
Food and beverage	—	43,746
Entertainment, retail and other	—	11,561
Gross revenues	—	227,862
Promotional allowances	—	(29,240)
Net revenues	—	198,622
Costs and expenses
Casino	—	82,105
Rooms	—	18,774
Food and beverage	—	26,461
Entertainment, retail and other	—	9,204
Provision for doubtful accounts	—	2,434
General and administrative	383	39,573
(Gain) loss on disposal of fixed assets	—	(50)
Depreciation and amortization	—	14,311
Total cost and expenses	383	192,812
Operating income (loss)	(383)	5,810
Other income (expense)
Equity in loss of joint venture	—	(458)
Interest income	65	117
Interest expense	(1,161)	(16,763)
Total other income (expense)	(1,096)	(17,104)
Loss from continuing operations	(1,479)	(11,294)
Discontinued Operations
Income from discontinued operations	—	2,098
Net income (loss)	$(1,479)	$(9,196)

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity
(Thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balances at June 2, 2003 (inception)	$—	$—	$—	$—
Contributions	—	10,883	—	10,883
Net income (loss) for the period from June 2, 2003 through December 31, 2003	—	—	(1,479)	(1,479)
Balance at December 31, 2003	$—	$10,883	$(1,479)	$9,404
Contributions	—	39,117	—	39,117
Distributions	—	—	(1,118)	(1,118)
Net income	—	—	(9,196)	(9,196)
Balance at December 31, 2004	$—	$50,000	$(11,793)	$38,207

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Consolidated Statements of Cash Flows
(Thousands of dollars)

	Period from June 2, 2003 (inception) through December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities
Net income (loss)	$(1,479)	$(9,196)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	15,364
Provision for doubtful accounts	—	2,434
Gain on sale of assets	—	(50)
Equity in loss of joint venture	—	458
Changes in operating assets and liabilities, net of amounts resulting from acquisition of the Golden Nugget Group:
(Increase) Decrease in accounts receivable	—	(14,920)
(Increase) Decrease in inventories	—	(5)
(Increase) Decrease in prepaid expenses and other	(123)	(1,489)
(Increase) Decrease in deposits and other assets	(158)	(881)
Increase (Decrease) in accounts payable	327	1,111
Increase (Decrease) in amounts due affiliates	376	—
Increase in other accrued liabilities	1078	14,192
Net cash provided by operating activities	104	7,018
Cash flows from investing activities
Acquisition of property, equipment and improvements, excluding amounts in accounts payable	—	(14,735)
Deferred acquisition costs, exclusive of costs in accounts payable	(30)	—
Acquisition of the Golden Nugget Group, net of cash acquired of $11,943	—	(201,781)
Proceeds from sale of equipment	—	50
Contributions to joint venture	—	(704)
(Increase) Decrease in restricted cash	(159,548)	159,548
Net cash used in investing activities	(159,578)	(57,622)
Cash flows from financing activities
Borrowings under senior secured notes payable	155,000	—
Debt issue costs, net of amounts in accounts payable	(6,410)	—
Proceeds from issuance of term loan	—	20,000
Net borrowings under revolving credit facility	—	15,927
Sale of common stock at inception	100	—
Change in bank overdraft	—	797
Additional contributions of equity from PB Gaming	10,783	39,117
Distributions to PB Gaming	—	(1,118)
Net cash provided by financing activities	159,473	74,723
Net increase in cash and cash equivalents	—	24,119
Cash related to discontinued operations	—	(8,798)
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$15,321
Supplemental cash flows information:
Interest paid	$—	$14,829

The accompanying notes are an integral part of these financial statements.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements

1.   Organization

Poster Financial Group, Inc. (“Poster Financial” or the Company”) is a Nevada corporation, formed on June 2, 2003 as a holding corporation, for the purpose of completing the acquisition (the “Acquisition”) of the Golden Nugget Group, as more fully described in Note 4. The Company is a wholly owned subsidiary of PB Gaming, Inc. (“PB Gaming” or the “Parent”).

After completion of the Acquisition, the Company owns and operates the following entities:

•       Golden Nugget—Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation (“GNLV”).

•       Golden Nugget—Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation (“GNL”). On November 8, 2004, the Company entered into an agreement to sell substantially all of the assets of GNL. See Notes 2 and 13.

GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”) organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

The Acquisition closed on January 23, 2004. The total purchase price for the Group was approximately $216.7 million, comprised of a base purchase price of $215.0 million, adjusted for working capital of the Group at the date of closing (a decrease in the purchase price of approximately $1.8 million at closing) and transaction expenses of approximately $3.5 million.

On February 4, 2005, Poster Financial entered into an agreement (the “Landry’s Purchase Agreement”) to sell the Golden Nugget Hotel-Casino Las Vegas to Houston, Texas-based Landry’s Restaurants, Inc. (“Landry’s”) for approximately $140 million in cash, and an additional payment by Landry’s for certain working capital liabilities. Under the terms of the transaction, PB Gaming has agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. (“LSRI”), a wholly owned subsidiary of Landry’s. Pursuant to the terms of the Landry’s Purchase Agreement, LSRI deposited $25.0 million into an escrow account as a non-refundable deposit, except as otherwise expressly provided in the purchase agreement.

The net consideration for the sale of the Company of $140.0 million, plus working capital adjustments, exceeds the carrying value of the underlying net assets of the Company of approximately $38.2 million at December 31, 2004. Accordingly, no impairment is indicated and no adjustments have been reflected in the accompanying financial statements.

Under the terms of the Landry’s Purchase Agreement, the outstanding 8¾% Senior Secured Notes due 2011 (the “Senior Notes”) will remain outstanding obligations of Poster Financial (as a subsidiary of Landry’s) following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry’s Purchase Agreement, amounts outstanding at closing under the Company’s senior secured credit facility will be paid off by Landry’s or Landry’s will seek consent from the lender under such facility for such amounts to remain outstanding.

2.   Significant Accounting Policies and Basis of Presentation

The Acquisition described in Note 3 was accounted for as a purchase, and the accounting basis in the assets and liabilities of the acquired companies were adjusted on January 23, 2004 to reflect the allocation of purchase price resulting from the Acquisition. The accompanying financial statements include the results of operations and cash flows of the acquired companies from January 23, 2004 (the date immediately following the Acquisition) through December 31, 2004.

Principles of Consolidation

All inter-company accounts and transactions between the Company and GNLV and GNL are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation.

On November 8, 2004, the Company entered into an agreement to sell substantially all of the assets of GNL, which sale is not yet completed at December 31, 2004. The Company anticipates the transaction to close in 2005. Consequently, the assets of GNL as of December 31, 2004 are classified on the consolidated balance sheet as assets held for sale, and the liabilities of GNL are classified as liabilities related to assets held for sale. The results of operations for GNL are reflected in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2004 (reflecting the period when GNL was owned by the Company, from January 23, 2004 through December 31, 2004). See Note 14—Discontinued Operations.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require management of Poster Financial to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

Restricted Cash

Restricted cash at December 31, 2003 represents the aggregate of net proceeds from issuance of long term debt and initial capital contributions. These amounts were placed in escrow pending the completion of the Acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Fair Value of Financial Instruments

Management of the Company believes that the carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair values due to the short-term maturities of these instruments.

The carrying amounts of the balances due under the Company’s Bank Credit Facility are a reasonable estimate of fair value because the debt is carried with a floating interest rate.

The fair value of the Company’s Senior Secured Notes is estimated to be $159.6 million at December 31, 2004, based on quoted market prices for the same or similar issues.

Debt Issuance Costs

Debt issuance costs represent underwriter’s and agent’s fees and commissions, closing costs and professional fees incurred in connection with the issuance of the Company’s 8 3/4% Senior Secured Notes due 2011 and in connection with the origination of the Senior Credit Facility. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the effective interest method.

Inventories

Inventories consisting of principally food and beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows:

Buildings and improvements	15 - 40 years
Land improvements	15 - 40 years
Equipment, furniture, fixtures and leasehold improvements	3 - 20 years

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s average cost of borrowed money. All projects completed were short-term in nature and, accordingly, no interest was capitalized in any of the periods presented in the accompanying financial statements.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized for the excess of carrying value over fair value. Losses on long-lived assets to be disposed of are also determined based on fair values, except that fair values are reduced for the cost of disposition. Accounting principles generally accepted in the United States of America require an annual review of all intangible assets with indefinite lives.

Progressive Liability

The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenues.

Slot Player Club Liability

The Company has established a promotional slot club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

such points can be redeemed for cash. The Company establishes a liability for unredeemed club points based upon historical redemption experience.

Self-Insurance Liability

The Company maintains an accrual for its self-insured health program, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. The accrual also includes an estimate for claims that have been incurred but not reported. Actual results may differ from these estimates.

Bank Overdraft

Bank overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable at the balance sheet date. As of December 31, 2004, bank overdrafts of $5.4 million were included in accounts payable.

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

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Period from June 2, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004
Rooms	$—	$6,568
Food and beverage	—	19,360
Other	—	1,591
	$—	$27,519

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Period from June 2, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004
Rooms	$—	$10,678
Food and beverage	—	16,688
Other	—	1,874
	$—	$29,240

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expenses was $3.7 million for the year ended December 31, 2004.

Federal Income Taxes

PB Gaming has elected to be treated as a Subchapter S corporation and has elected to have each of Poster Financial, GNLV and GNL treated as a qualified Subchapter S subsidiary for federal income tax purposes. As a result, the owners of PB Gaming will be taxed on the income of PB Gaming, Poster Financial and the Group at a personal level and PB Gaming, Poster Financial and the Group generally will not be subject to federal income taxation at the corporate level.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company’s subsidiaries are guarantors of the Company’s indebtedness. A subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows. However, the Company is required to comply with the disclosure requirements of FIN 45. Disclosures concerning guarantees are found in Note 10—Long Term Debt.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). This interpretation outlines requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

In November 2003, the FASB Emerging Issues Task Force issued EITF Issue 03-16 (“Issue 03-16”). Issue 03-16 addresses whether a limited liability corporation (“LLC”) should be viewed as a corporation or partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Issue 03-16 is effective for reporting periods beginning after June 15, 2004. Our non-controlling investment in The Fremont Street Experience LLC and subsidiaries is subject to the provisions of this Issue. The Company currently accounts for its investment in the Fremont Street Experience on the equity method of accounting and believes that such accounting will continue to be appropriate following the adoption of Issue 03-16 because the Company’s influence on The Fremont Street Experience LLC is not controlling, but is more than minor (as a result of its 17.65% voting interest), as that term is used in the related accounting literature. Accordingly, the Company does not expect that the adoption of Issue 03-16 will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

3.   Golden Nugget Acquisition

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

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day the acquisition closed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired (amounts in thousands):

	At January 23, 2004	Revision in Estimate	Adjusted Purchase Price Allocation
Working Capital Items
Cash and cash equivalents	$11,943	$—	$11,943
Accounts receivable, net	4,219	—	4,219
Inventories	3,918	—	3,918
Prepaid expenses and other	4,646	—	4,646
Deposits and other assets	2,357	—	2,357
Accounts payable and accrued liabilities	(22,292)	—	(22,292)
Notes payable	(500)	—	(500)
Subtotal—Working Capital Items	4,291	—	4,291
Long-lived Assets:
Property & Equipment:
Land	19,992	1,071	21,063
Buildings	132,620	(4,699)	127,921
Construction in progress	2,686	162	2,848
Furniture, fixtures and equipment	29,900	1,978	31,878
Intangibles:
Tradename	12,458	666	13,124
Player club	4,585	300	4,885
Artwork and display nugget	2,432	177	2,609
Investment in joint venture	4,760	345	5,105
Subtotal—long-lived assets	209,433	—	209,433
Total purchase price allocated	$213,724	$—	$213,724

In the quarter ended September 30, 2004 the Company adjusted its initial purchase price allocation to reflect the results of a detailed cost segregation study of the GNLV buildings. The study resulted in a reduction in the net allocated cost to the building of approximately $4.7 million, offset by pro-rata adjustments to other long-lived assets, and is reflected in the amounts presented above. There was no goodwill resulting from the Acquisition.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the year December 31, 2004 and the comparable period in 2003 (amounts in thousands):

	Pro Forma
	Year Ended December 31,
	2003	2004
Net revenues	$173,822	$210,789
Operating income	$15,807	$8,389
Net income	$3,127	$(6,210)

The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group, elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the year ended December 31, 2004 but have been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.

4.   Supplemental information relating to Cash Flows

The following is supplemental cash flow information relating to interest paid and distributions (for income taxes) to PB Gaming:

	Period from June 2, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004
	(in thousands of dollars)
Interest paid	$—	$14,829
Distributions for income taxes	$—	$1,118

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Golden Nugget Acquisition (in thousands of dollars):

Accounts receivable	$4,219
Inventories	3,918
Prepaid expenses and other	4,646
Property and equipment	183,710
Tradename and other intangibles	20,618
Investment in joint venture	5,105
Deposits and other assets	2,357
Accounts payable	(2,098)
Other accrued liabilities	(20,194)
Notes payable	(500)
$201,781
Plus, cash acquired	11,943
Total purchase price and acquisition costs	$213,724

5.   Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2003	2004
	(in thousands of dollars)
Casino	$—	$16,527
Hotel	—	2,879
Other	—	334
	—	19,740
Less: Allowance for doubtful accounts	—	3,370
Total	$—	$16,370

6.   Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2004
	(in thousands of dollars)
Land	$—	$15,150
Buildings, building improvements and land improvements	—	107,669
Furniture, fixtures, equipment and leasehold improvements	—	29,630
Construction in progress	—	11,954
Total property and equipment at historical cost	—	164,403
Less: Accumulated depreciation	—	11,610
Property and equipment, net	$—	$152,793

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

Construction in progress at December 31, 2004 consisted of slot machines improvement projects, an in-progress expansion of the high-limit area of the casino, and office remodeling.

7.   Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets (included in deposits and other assets) as of December 31, 2004 are as follows (all assets were obtained through the Acquisition, and there were no intangible assets at December 31, 2003):

	Gross	Accumulated	Net Amount	Expected
	Carrying Amount	Amortization	December 31, 2004	Life
	(in thousands of dollars)
Amortizing Intangibles:
Player’s Club	$4,429	$(580)	$3,849	7 years
Non-Amortizing Intangibles:
Artwork and Display Nugget	2,609	—	2,609	Indefinite
Trademarks	13,124	—	13,124	Indefinite
Total	$20,162	$(580)	$19,582

Approximately $12.5 million was assigned to the trademarks used by the Company and obtained in the Acquisition, and approximately $2.4 million was assigned to unique artwork and the golden nugget on display in the hotel lobby of the Golden Nugget—Las Vegas. The trademark “Golden Nugget” has been in use by the Company or its predecessors for more than 50 years and is one of the most recognizable names in the casino industry. The acquired artwork includes original paintings by renowned artists. The golden nugget is a unique collectable, representing one of the largest ever discovered, and has been on display in the Company’s casino for more than 30 years. These assets are considered to have an indefinite life, and are not subject to amortization. In accordance with accounting principals generally accepted in the United States, they are subject to analysis for impairment from time to time, at least on an annual basis.

Approximately $4.6 million was assigned to the customer lists underlying the Company’s slot player clubs at each of its casinos. These customer lists have been determined to have a useful life of seven years, based on the historical experience and the composition of players in the Club.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

8.   Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2003	2004
	(in thousands of dollars)
Salaries and related benefits	$—	$8,829
Casino outstanding chip liability	—	6,491
Taxes, other than income taxes	—	2,431
Casino front money	—	1823
Advance deposits	—	842
Progressive jackpot	—	857
Promotional slot club	—	4,941
Other liabilities	—	6,940
Total	$—	$33,224

9.   Due to Affiliates

As an accommodation to Poster Financial, MGM MIRAGE (through the Group) paid for certain pre-acquisition expenses of Poster Financial during November and December 2003, which expenses primarily represented salaries for personnel and consultants hired to facilitate the transition of ownership. Such amounts are reflected as a liability in the balance sheet of Poster Financial at December 31, 2003.

10.   Long Term Debt

Long term debt consisted of the following:

	December 31,
	2003	2004
	(in thousands of dollars)
Senior Secured Notes due 2011	$—	$155,000
Term loan under bank credit facility due in quarterly installments of $0.7 million through 2008, classified as currently payable at December 31, 2004	—	18,600
Borrowings under revolving portion of bank credit facility due in 2008, classified as currently payable at December 31, 2004	—	17,436
Other notes payable, due in monthly installments through 2007	—	391
Total notes payable	—	191,427
Less, amount classified as current	—	36,155
Long term debt, net of current portion	$—	$155,272

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

Notes Payable

On December 3, 2003, the Company issued $155.0 million principal amount of its 8 3/4% Senior Secured Notes due 2011 (the “Old Notes”) in a private placement transaction. The net proceeds from the offering of the Old Notes were approximately $148.5 million after underwriting discount and issuance costs. In 2004, the Old Notes were exchanged for publicly registered notes (the “Notes”) with similar terms.

The Notes bear interest at a fixed rate of 8 3/4%, payable semiannually on June 1 and December 1 of each year, with maturity on December 1, 2011. The Notes are redeemable at the Company’s option on or after December 1, 2007 at a price of 104.375% of face value, declining to 100.0% of face value on or after December 1, 2009. In addition, subject to certain limitations, prior to December 1, 2006 the Company may redeem up to 35.0% of the Notes using proceeds from a qualifying public equity offering at a price of 108.750% of face value. The Notes are not otherwise redeemable at the Company’s option prior to their maturity date.

All payments with respect to the Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s current and future restricted subsidiaries on a senior secured basis, of which there are none at December 31, 2003. The Notes are collateralized by a pledge of capital stock of the Company’s future restricted subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets that is junior to the security interest granted to the lenders under the Senior Credit Facility.

The indenture governing the Notes provides for the following negative covenants; restrictions on the incurrence of debt, sale leasebacks and contingent liabilities; restrictions on making dividends or similar distributions; restrictions on the incurrence of liens or other encumbrances; restrictions on the sale of assets or other similar transfers; restrictions on investment or acquisitions; restrictions on mergers, consolidations and similar combinations; restrictions on transactions with affiliates; limitations on capital expenditures; and restrictions on any amendment or modification of certain material agreements, including the indenture governing the notes.

Under the terms of the indenture, the Company may, however, make distributions to its parent for any reason up to a limit of $2.5 million in aggregate through the term of the Notes, may also distribute up to $0.5 million per year for corporate overhead and similar expenses, and may make distributions for the purposes of paying income taxes as long as the Company remains a “pass-through” entity for corporate income tax purposes. The Company may also make additional, limited distributions so long as it would meet a Fixed Charge Coverage Ratio, as defined in the indenture, and is not otherwise in default. Such distributions are limited to the aggregate of 50% of cumulative net income (as defined) and proceeds from equity offerings. Similarly, under the terms of the indenture the Company may undertake additional borrowings as long as it is able to meet the Fixed Charge Coverage Ratio on a pro forma basis after reflecting such additional borrowings.

Bank Credit Facility

The Company has entered into a bank credit facility consisting of a $20.0 million Senior Secured Term Loan (the “Term Loan”), and a Senior Secured Revolving Credit Facility (the “Revolver,” and together with the “Term Loan”, the “Senior Credit Facility”) providing for up to $15.0 million of borrowing

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

(subsequently amended to $25.0 million) on a revolving basis. The term loan requires quarterly payments of principal of $700,000.

On January 23, 2004, the Company borrowed $20.0 million under the Term Loan and drew down on the Revolver to finance the purchase price for the Acquisition and the related transaction fees and expenses. At December 31, 2004, the outstanding balance of the Revolver was approximately $17.5 million, and an additional $2.6 million was drawn under Letters of Credit, which reduce total availability. Accordingly, remaining availability under the line of credit was approximately $4.9 million at December 31, 2004, which is available to the Company on an as-needed, revolving basis through the maturity date of the overall bank credit facility, on January 23, 2009.

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

On November 30, 2004, the Company entered into an amendment to the loan and security agreement relating to its senior secured credit facility. The amendment increased the maximum amount of the revolving portion of the credit facility to $25 million from $15 million, and with the $20 million term loan portion of the credit facility, the total commitment of the lenders under the credit facility was increased to $45 million. Interest on both the Term Loan and Revolver is payable at LIBOR plus 4.0% (approximately 6.4% on December 31, 2004) or the Base Rate, defined as the bank’s prime rate plus a 3% margin. Borrowings under the Revolver in excess of $15.0 million bear interest at LIBOR plus 4.5% (approximately 6.9% at December 31, 2004). The amendment also modified the Loan and Security Agreement to permit the sale of the Golden Nugget Laughlin.

At September 30, 2004, the Company failed to satisfy two of the three financial covenants under the Loan and Security Agreement. The lenders under the Credit Facility waived compliance with the Fixed Charge Coverage Ratio and the Senior Debt to EBITDA Ratio for the quarter ended September 30, 2004. The November 2004 amendment modified these covenants.

The Company failed to satisfy the modified Senior Debt to EBITDA Ratio for the quarter December 31, 2004 and anticipates that it will not meet the modified Fixed Charge Coverage Ratio or Senior Debt to EBITDA Ratio at March 31, 2005.  The Company obtained from the lenders a waiver for the default at December 31, 2004.  The Company has also received written notice that the lenders will amend the covenants to reflect the Company’s expected results for the quarter ended March 31, 2005, so that the Company will be in compliance with such amended covenants when it is obligated in May 2005 to report its results to the lenders.   The Company expects that it would then continue to remain in compliance with the amended covenants during the remainder of 2005.  However, the Company also expects to pay down the Credit Facility with the proceeds from the sale of the Golden Nugget — Laughlin.  Accordingly, because the Company intends to pay down the Credit Facility, the amounts payable thereunder have been classified as currently payable in the accompanying balance sheets at December 31, 2004, in accordance with accounting principals generally accepted in the United States.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity

On December 2, 2003, the Company’s Parent, PB Gaming, contributed $10.8 million to the Company for the purchase of no-par common stock, which amount is reflected in the accompanying balance sheet as additional paid-in capital.

In connection with the closing of the Acquisition, on January 22, 2004 the PB Gaming contributed $39.1 million as additional paid-in capital.

12.   Employee Benefit Plan

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $10.2 million in 2004 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to its casino operations are material.

The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

The Company sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. The Company recorded charges for matching contributions of approximately $624,000 in 2004.

13.   Fremont Street Experience

In connection with the Acquisition, the Company indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company’s share of earnings, losses, capital contributions and distributions. Activity relating to the Company’s investment in the Fremont Street Experience for the period from the date of Acquisition through December 31, 2004 is as follows (in thousands of dollars):

Acquisition of investment	$5,105
Contributions	704
Equity in loss of joint venture	(458)
Investment Balance—end of period	$5,351

The investment balance reflects the Company’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Golden Nugget Group’s proportional interest in profits or losses ($3.6 million at December 31, 2004), as well as an additional $1.8 million contribution

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $5.4 million member’s equity carried by the Golden Nugget Group is approximately $0.3 million less than the proportional amount of members’ capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the Acquisition.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Summarized, unaudited financial information of the Fremont Street Experience is as follows:

As of December 31, 2004
(in thousands of dollars)
Current assets	$2,188
Non-current assets	39,108
Total assets	$41,296
Current liabilities	3,452
Non-current liabilities	12,652
Preferred member contribution	3,040
Members’ capital	22,152
Total liabilities and members’ capital	$41,296

Year Ended December 31, 2004
(in thousands of dollars)
Total revenues	$8,527
Costs and expenses	11,268
Net loss	$(2,741)

The proportionate share of the Company’s loss of the Fremont Street Experience for the year ended December 31, 2004 is approximately $484,000. This differs from the amount of $458,000 recorded by the Company in the accompanying financial statements because approximately $26,000 of the loss was recognized by GNLV during the period January 1, 2004 through January 22, 2004, preceding the Acquisition.

14.   Discontinued Operations

On November 8, 2004 the Company entered into a stock purchase agreement to sell GNL for a total sales price of approximately $31.0 million plus an adjustment for net working capital at the closing date (approximately $5.5 million at December 31, 2004). The transaction is expected to close in May, 2005, subject to customary closing conditions, including final approval of the transaction by the Nevada

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

regulatory authorities. Under certain specified circumstances, including if the buyer elects not to proceed with the transaction, the Company will be entitled to receive $1.0 million, which amount has been placed in escrow by the buyer. The transaction includes a 24-month license agreement for the limited use of the Golden Nugget Laughlin name and brand.

The net consideration for the GNL sale and the estimated market value of a nearby hotel sold to a separate buyer in March 2005 exceed the carrying value of the related assets at December 31, 2004. Accordingly, no impairment is indicated and no adjustments have been reflected in the accompanying financial statements. GNL has previously operated as a business segment of the Company.

The results of GNL are reflected as discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004, since the date GNL was acquired as part of the Golden Nugget Acquisition. Net revenues of GNL for the period from January 23, 2004 (date of Acquisition) through December 31, 2004 were $44 million and income from continuing operations for the same period was $2,098.

The following table summarizes the assets and liabilities of GNL as of December 31, 2004 that are included as assets and liabilities held for sale in the accompanying Consolidated Balance Sheet:

As of December 31, 2004
(in thousands of dollars)
Cash	$8,798
Accounts receivable	334
Inventory	696
Prepaid expenses and other	1,425
Total current assets	11,253
Property and equipment, net	30,927
Other assets	896
Total assets	43,076
Accounts payable	3,543
Other current liabilities	2,240
Total liabilities	5,783
Net assets	$37,293

15.   Segment Information

The Company owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada (GNLV); and a casino and nearby hotel located in Laughlin, Nevada (GNL). The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage. The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales.

As a result of the pending sale of GNL, the results of the Company presented in continuing operations are a single segment.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

16.   Transactions with Affiliates

On June 29, 2004, GNLV made a non-interest bearing loan to Lopo, LLC, a Nevada limited liability company (“Lopo”), the member’s interests of which are held by the sole stockholders of the Company’s parent corporation, in the aggregate principal amount of $1.6 million (the “Loan”), the funds of such Loan to be used by Lopo for the express and sole purpose of facilitating the acquisition of certain real property located near the Golden Nugget—Las Vegas by Lopo, upon Lopo’s agreement to convey the property to GNLV as repayment for the Loan within 90 days of the effective date of the Loan. During the third fiscal quarter of 2004, the land was conveyed to the Company at the amount paid by Lopo, and the loan was cancelled.

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

On September 29, 2004, the shareholders and a Director of PB Gaming pledged a Letter of Credit from Nevada First Bank for $7.4 million on behalf of GNLV. This Letter of Credit is available to be considered as a funded reserve, in accordance with Nevada gaming regulations and for the benefit of GNLV patrons, to the extent its Sports Book holds money for their account, has accepted wagers from them on events whose outcomes have not been determined, or owes the patrons on winning wagers.

17.   Commitments and Contingencies

Licensing Contingency

The Company conducts licensed gaming operations in Nevada. The Nevada gaming authorities control approval of ownership interests in gaming operations.

On January 22, 2004, the Nevada Gaming Commission (“NGC”) found the principal shareholders (the “Shareholders”) of PB Gaming (who are also the Chief Executive Officer and Chief Operating Officer of Poster Financial) suitable as officers, directors and shareholders of PB Gaming and as officers and directors of Poster Financial, and issued licenses to them as officers and directors of GNLV and GNL. The findings of suitability and licenses issued to the Shareholders expire in January 2008. During the four-year period in which the findings of suitability and licenses are in effect, the Shareholders may apply for new unlimited findings of suitability and licenses. No assurance can be given that such applications would be granted without further limitation or at all. If the Shareholders were found unsuitable, they would be required to be removed from their positions as officers and directors and PB Gaming could be required to redeem the stock in PB Gaming held by them at a price equal to fair market value. Such an event could result in the liquidation of PB Gaming and the Company.

Leases

The lease for the corporate aircraft described in Note 16 is cancelable with notice from the Company. The Company has non-cancelable operating leases with non-affiliates that cover parcels of land underlying

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

the Golden Nugget—Las Vegas, expiring in 2025. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2004 are as follows:

Years Ending December 31,	Principal Amount
(in thousands of dollars)
2005	$1,352
2006	1,272
2007	1,113
2008	975
2009	986
Thereafter	31,526
$37,224

Rent expense, including rent on cancelable leases or leases expiring within one year of December 31, 2004, was as shown below, for the periods indicated (in thousands of dollars):

Period from June 2, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004
$—	$1,336

Legal Proceedings

The Company is involved from time to time with threatened or pending claims and litigation in the normal course of business. In the opinion of management, the outcome of such matters in the aggregate is not expected to be material to the Company’s financial position, results of operations, or cash flows.

Employment Agreements

The Company has entered into employment agreements with each of its Chief Executive Officer and its President (who are also the shareholders of PB Gaming) for annual base salaries of $100,000 each, extending to January 2007. However, in connection with the Landry’s transaction, both of these officers waived their right to receive base salary owed under the employment agreements, in the event of termination of his employment with Poster Financial.

The Company has also entered into employment agreements with four non-shareholder executives, which agreements provide for minimum annual base salaries aggregating $875,000 and minimum annual bonuses aggregating at least $218,750 each year through January 2007. In addition, the executives are eligible to receive a performance bonus based upon the Company’s achievement of $30.0 million in EBITDA (as defined in the agreements) during each of three year-long performance periods, the first of which commenced on January 1, 2004. The executives are eligible to receive a total of $937,500 in respect of each of the first two performance periods and a $1,875,000 million bonus in respect of the third performance period, subject to certain catch-up provisions that will enable them to earn a performance bonus in respect of a period for which the EBITDA target was not met if higher EBTIDA in subsequent performance periods results in an average of at least $30.0 million per performance period in EBITDA over more than one performance period. EBITDA, as defined in the agreement, was approximately $22.9 million for the period from completion of the Acquisition through December 31, 2004, which was below

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

the amount necessary to earn the bonus for the first annual measurement period, and Management does not consider it probable that the cumulative amount of $90.0 million will be met over the term of the agreements. Accordingly, no amount has been accrued for performance payments under the agreements, at December 31, 2004.

The Company was also previously a party to an employment agreement with another non-shareholder executive, who served as the Company’s Chief Operating Officer. On March 4, 2005, the executive resigned and Poster Financial agreed to pay him a separation payment of $1.25 million, in exchange for a release of all claims under the employment agreement. The $1.25 million will be reflected as a charge to operations in the first quarter of fiscal 2005. The Separation Agreement includes certain non-competition provisions for approximately one year, and additional provisions preventing the solicitation of customers, prospective customers, and employees of the Company through February 2007.

18.   Summarized Financial Information

All payments with respect to the Company’s 8 3/4% Senior Secured Notes due 2011 are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s subsidiaries. The Notes are also collateralized by a pledge of capital stock of the Company’s subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of December 31, 2004 and for the year ended December 31, 2004, reflecting the Acquisition completed in January 2004.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING BALANCE SHEETS
December 31, 2004

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$15,321	$—		$15,321
Accounts receivable, net	—	16,370	—		16,370
Inventories	—	3,228	—		3,228
Prepaid expenses and other	87	4,745	—		4,832
Intercompany receivables	—	1,742	(1,742	)(a)	—
Assets held for sale	—	43,076	—		43,076
Total current assets	87	84,482	(1,742)		82,827
Property and equipment, net	—	152,793	—		152,793
Investment in subsidiaries	222,040	—	(222,040	)(b)	—
Investment in joint venture	—	5,351	—		5,351
Deposits and other assets, net	10,531	35,676	(10,004	)(c)	36,203
Total assets	$232,658	$278,302	$(233,786)		$277,174
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$162	$8,371	$—		$8,533
Current portion of notes payable	—	119	—		119
Bank credit facility classified as currently payable	36,036	18,600	(18,600	)(c)	36,036
Other accrued liabilities	1,511	31,713	—		33,224
Amounts due to affiliates	1,742	—	(1,742	)(a)	—
Liabilities related to assets held for sale	—	5,783	—		5,783
Total current liabilities	39,451	64,586	(20,342)		83,695
Notes payable pushed down from parent company, net of current portion	155,000	155,000	(155,000	)(c)	155,000
Notes payable to non-affiliates, net of current portion	—	272	—		272
Total liabilities	194,451	219,858	(175,342)		238,967
Contingencies and Commitments
Stockholder’s equity	38,207	58,444	(58,444)		38,207
Total liabilities and stockholder’s equity	$232,658	$278,302	$(233,786)		$277,174

(a)           To eliminate intercompany receivables and payables in consolidation.

(b)          To eliminate investment in subsidiaries in consolidation.

(c)           To eliminate notes payable and related debt issuance costs pushed down to GNLV to reflect the impact of the Acquisition, in accordance with the requirements of Staff Accounting Bulletin Topic 5(J) of the U.S. Securities and Exchange Commission.

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$198,622	$—		$198,622
Cost and expenses
Casino-hotel operations	—	136,544	—		136,544
General and administrative	842	41,115	—		41,957
Depreciation and amortization	—	14,311	—		14,311
Total costs and expenses	842	191,970	—		192,812
Operating income	(842)	6,652	—		5,810
Other income (expense)
Equity in loss of joint venture	—	(458)	—		(458)
Equity in income (loss) of subsidiaries	(6,866)	—	6,866	(a)	—
Interest income	51	66	—		117
Interest expense	(16,721)	(42)	—		(16,763)
Interest expense associated with pushed down indebtedness	—	(15,107)	15,107	(b)	—
Total other income (expense)	(23,536)	(15,541)	21,973		(17,104)
Loss from continuing operations	(24,378)	(8,889)	21,973		(11,294)
Discontinued operations
Income from discontinued operations	—	2,098	—		2,098
Net income (loss)	$(24,378)	$(6,791)	$21,973		$(9,196)

(a)           To eliminate equity in income of subsidiaries in consolidation.

(b)          To eliminate interest expense on the Notes and term loan pushed down to GNLV to reflect the impact of the Acquisition, in accordance with Staff Accounting Bulletin Topic 5(J) of the U.S. Securities and Exchange Commission.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$(11,693)	$18,711	$	$7,018
Cash flows from investing activities
Acquisition of property and equipment excluding amounts in accounts payable	—	(14,735)	—	(14,735)
Acquisition of the Golden Nugget Group, net of cash acquired	(201,781)	—	—	(201,781)
Proceeds from the sale of equipment	—	50	—	50
Contributions to joint venture	—	(704)	—	(704)
(Increase) Decrease in restricted cash	159,548	—	—	159,548
Net cash used in investing activities	(42,233)	(15,389)	—	(57,622)
Cash flows from financing activities
Proceeds from issuance of term loan	20,000	—	—	20,000
Net borrowings under revolving credit facility	15,927	—	—	15,927
Change in bank overdraft	—	797	—	797
Additional contributions of equity from PB Gaming	39,117	—	—	39,117
Contribution to subsidiaries using funds drawn under term loan	(20,000)	20,000	—	—
Distributions to PB Gaming	(1,118)	—	—	(1,118)
Net cash provided by financing activities	53,926	20,797	—	74,723
Net increase in cash and cash equivalents	—	24,119	—	24,119
Cash related to discontinued operations	—	(8,798)	—	(8,798)
Cash and cash equivalents, beginning of period	—	—	—	—
Cash and cash equivalents, end of period	—	15,321	—	15,321

Report of Independent Registered Public Accounting Firm

To the Stockholder of the
Golden Nugget Group

In our opinion, the accompanying combined balance sheet and the related combined statements of operations and changes in division equity, and of cash flows present fairly, in all material respects, the financial position of the Golden Nugget Group (a Division of MGM MIRAGE) (the “Group”) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2003 and for the period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 31, 2005
Las Vegas, Nevada

Golden Nugget Group
(A division of MGM MIRAGE)

Combined Balance Sheet

As of December 31, 2003
(in thousands of dollars)
Assets
Current assets
Cash and cash equivalents	$23,904
Accounts receivable, net	5,249
Due from Poster Financial	376
Inventories	4,013
Prepaid expenses and other	4,793
Total current assets	38,335
Property and equipment, net	174,622
Investment in joint venture	5,187
Deposits and other assets, net	3,830
Total assets	$221,974
Liabilities and Division Equity
Current liabilities
Accounts payable	$11,247
Current portion of notes payable to nonaffiliates	109
Other accrued liabilities	20,288
Total current liabilities	31,644
Notes payable to MGM MIRAGE	80,000
Amounts payable to MGM MIRAGE and affiliates, net	102,084
Notes payable to nonaffiliates, net of current portion	391
Total liabilities	214,119
Contingencies and Commitments
Division equity	7,855
Total liabilities and division equity	$221,974

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group
(A division of MGM MIRAGE)

Combined Statements of Operations and Changes in Division Equity

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Revenues
Casino	$147,094	$155,264	$10,121
Rooms	42,869	45,282	2,795
Food and beverage	46,230	48,815	3,034
Entertainment, retail and other	15,823	14,195	817
Gross revenue	252,016	263,556	16,767
Promotional allowances	(30,214)	(32,324)	(1,962)
Net revenues	221,802	231,232	14,805
Costs and expenses
Casino	85,003	88,263	5,441
Rooms	19,037	20,694	1,304
Food and beverage	32,429	31,844	2,003
Entertainment, retail and other	12,592	10,342	568
Provision for doubtful accounts	677	1,098	107
General and administrative	42,022	43,744	2,524
(Gain) loss on sale of assets	(31)	(43)	—
Depreciation	13,732	13,722	806
Management fee	12,611	13,170	844
Total costs and expenses	218,072	222,834	13,597
Operating income	3,730	8,398	1,208
Other income (expense)
Equity in loss of joint venture	(864)	(771)	(26)
Interest income	66	34	2
Interest expense	(60)	(52)	(3)
Intercompany interest expense	(3,958)	(3,361)	(206)
Total other expense	(4,816)	(4,150)	(233)
Income (loss) before income taxes	(1,086)	4,248	975
Income tax (provision) benefit	557	(1,337)	(307)
Net income (loss)	$(529)	$2,911	$668
Division equity beginning of period	5,473	4,944	7,855
Division equity end of period	$4,944	$7,855	$8,523

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group
(A division of MGM MIRAGE)

Combined Statements of Cash Flows

	Year Ended	Year Ended	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior
	December 31, 2002	December 31, 2003	to Acquisition by Poster Financial)
	(in thousands of dollars)
Cash flows from operating activities
Net (loss) income	$(529)	$2,911	$668
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	13,732	13,722	806
Provision for doubtful accounts	677	1,098	107
Gain on sale of assets	(31)	(43)	—
Equity in loss of joint venture	864	771	26
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,156)	(39)	923
Decrease (increase) in due from Poster Financial	—	(376)	376
Decrease (increase) in inventories	(613)	1,898	95
Decrease (increase) in prepaid expenses and other	(242)	66	633
Decrease (increase) in deposits and other assets	178	(953)	22
Increase (decrease) in accounts payable, net of change in bank overdraft	(95)	645	(380)
Increase (decrease) in other accrued liabilities	1,136	(498)	1.736
Net cash provided by operating activities	13,921	19,202	5,012
Cash flows from investing activities
Acquisition of property, equipment and improvements	(20,610)	(7,390)	(4,436)
Contributions to joint venture	(752)	(1,109)	(235)
Proceeds from sale of equipment	31	80	—
Net cash used in investing activities	(21,331)	(8,419)	(4,671)
Cash flows from financing activities
Repayments of other debt	(92)	(101)	—
Change in bank overdraft	1,204	6,266	(4,996)
Change in amounts payable to MGM MIRAGE and affiliates, net	5,939	(10,384)	(3,456)
Net cash used in financing activities	7,051	(4,219)	(8,452)
Net increase (decrease) in cash and cash equivalents	(359)	6,564	(8,111)
Cash and cash equivalents, beginning of period	17,699	17,340	23,904
Cash and cash equivalents, end of period	$17,340	$23,904	$15,793
Supplemental cash flows information:
Interest paid
Nonaffiliates	$62	$52	$—
Affiliates	$3,976	$3,368	$—

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

1.                 Organization

The Golden Nugget Group (the “Group”) is an operating division of MGM MIRAGE (“MGM MIRAGE” or “Parent”), a publicly held Delaware corporation. The Group is comprised of the following entities:

•       Golden Nugget—Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation wholly owned by MGM MIRAGE (“GNLV”).

•       Golden Nugget—Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation wholly owned by MGM MIRAGE (“GNL”).

•       GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. As more fully explained in Note 9, GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”) organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

The management of MGM MIRAGE has made all significant operational and financial decisions of the Group during the periods presented.

MGM MIRAGE has entered into an agreement with an unrelated third party to sell the stock of the Group for total consideration of approximately $215.0 million (the “Golden Nugget Acquisition”—see Note 3).

2.                 Significant Accounting Policies and Basis of Presentation

The Acquisition described in Note 3 was accounted for as a purchase, and the accounting basis in the assets and liabilities of the Group were adjusted on January 23, 2004 to reflect the allocation of purchase price resulting from the Acquisition. The accompanying financial statements present results of operations and cash flows of the Group for the years ended December 31, 2002 and 2003 and for the period from January 1, 2004 through January 22, 2004 (date immediately prior to the Acquisition) utilizing the historical pre-acquisition basis.

Principles of Presentation

All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNL are eliminated in

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

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

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Group’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Group considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Group places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of casino accounts receivable. The Group extends credit to approved casino customers following background checks and investigations of creditworthiness.

Trade receivables, including casino and hotel receivables, are typically noninterest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Group’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2003, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories

Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows:

Buildings and improvements	15 - 40 years
Land improvements	15 - 40 years
Equipment, furniture, fixtures and leasehold improvements	3 - 20 years

Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the combined statements of operations when incurred.

Capitalized Interest

The Group capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Group capitalizes interest on amounts expended on the project at the Group’s average cost of borrowed money. All projects completed were short-term in nature and, accordingly, no interest was capitalized in any of the periods presented in the accompanying financial statements.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Group are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized for the excess of carrying value over fair value. Losses on long-lived assets to be disposed of are also determined based on fair values, except that fair values are reduced for the cost of disposition. Accounting principles generally accepted in the United States of America require an annual review of all intangible assets with indefinite lives. The Group did not have any significant intangible assets during the periods covered by the accompanying financial statements.

Progressive Liability

The Group maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Group has recorded the progressive jackpots as a liability with a corresponding charge against casino revenues.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Slot Player Club Liability

The Group has established a promotional slot club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Group establishes a liability for unredeemed club points based upon historical redemption experience.

Self-Insurance Liability

The Group maintains an accrual for its self-insured health program, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. The accrual also includes an estimate for claims that have been incurred but not reported. Actual results may differ from these estimates.

Bank Overdraft

Bank overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable at the balance sheet date. As of December 31, 2003, bank overdrafts of $8.8 million were included in accounts payable.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Under the guidance of the EITF, the Group recognizes sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

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

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Rooms	$3,908	$4,429	$484
Food and beverage	22,158	23,342	1,298
Other	946	1,530	119
	$27,012	$29,301	$1,901

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Rooms	$10,338	$10,733	$689
Food and beverage	18,661	19,619	1,129
Other	1,215	1,972	144
	$30,214	$32,324	$1,962

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expenses were as follows for the periods indicated:

Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$2,503	$2,761	$153

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Federal Income Taxes

Income taxes are accounted for under the asset and liability method of Financial Accounting Standards Board Statement 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Group’s operating results are included in the consolidated federal income tax return of MGM MIRAGE. The allocation of consolidated taxes of MGM MIRAGE to the Group is determined as if the Group prepared a separate tax return, in accordance with the provisions of the SFAS 109.

Because the Group operates exclusively in Nevada (a jurisdiction with no corporate income tax), the Group is not subject to state income tax. Only federal income taxes are reflected in the tax provision.

Stock Based Compensation

Certain employees are eligible to participate in the stock option plans of the Parent. The Group accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). The Group does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Group’s common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Group had applied SFAS 123.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group’s net income would have been reduced to recognize the fair value of employee stock options (net income would have been increased in 2001 to reflect net cancellations of stock options—see Note 13). The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
Net income (loss) as reported	$(529)	$2,911	$648
Stock based compensation under SFAS 123	(2,225)	(1,950)	(56)
Pro Forma net income (loss)	$(2,754)	$961	$592

There was no cost of employee stock-based compensation included in reported net income for the periods presented. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4% in 2002, and 3% in 2003 and for the 2004 period; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 50% in 2002 and 42% in 2003 and for the 2004 period. The estimated weighted average fair value of options granted during the years ended December 31, 2002 and 2003, was approximately $3.7 million, and $2.8 million, respectively. There were no options granted in the 2004 period.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Group is a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Group’s financial position, results of operations or cash flows. However, the Group is required to comply with the disclosure requirements of the FIN. Disclosures concerning guarantees are found in Note 11, “Commitments and Contingencies—Guarantees.”

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). This interpretation outlines requirements

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Group has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on the Group’s financial condition, results of operations, or cash flows. The Group believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Group does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Group does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

3.                 Golden Nugget Acquisition

On January 23, 2004, Poster Financial Group, Inc. (“Poster Financial”), an unrelated third party, completed the acquisition of the Group from MGM MIRAGE (the “Golden Nugget Acquisition”). The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

4.                 Accounts Receivable, Net and Due from Poster Financial

Accounts receivable consisted of the following:

As of December 31, 2003
(in thousands of dollars)
Casino	$3,697
Hotel	2,148
Other	281
6,126
Less: Allowance for doubtful accounts	(877)
Total	$5,249

As an accommodation to Poster Financial, MGM MIRAGE (through Golden Nugget Group) paid for certain pre-acquisition expenses of Poster Financial during November and December 2003, which expenses primarily represented salaries for personnel and consultants hired to facilitate the transition of ownership. Such amounts are reflected as an asset in the balance sheet of the Golden Nugget Group at December 31, 2003.

5.                 Property and Equipment

Property and equipment consisted of the following:

As of December 31, 2003
(in thousands of dollars)
Land	$52,860
Buildings, building improvements and land improvements	115,108
Furniture, fixtures, equipment and leasehold improvements	52,599
Construction in progress	3,203
Total property and equipment at historical cost	223,770
Less: Accumulated depreciation	(49,148)
Property and equipment, net	$174,622

Construction in process at December 31, 2003 consisted primarily of enhancements to the Group’s slot club player tracking system and other slot machine upgrades, which projects are short-term in nature.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

6.                 Other Accrued Liabilities

Other accrued liabilities consisted of the following:

As of December 31, 2003
(in thousands of dollars)
Salaries and related benefits	$9,783
Casino outstanding chip liability	1,556
Taxes, other than income taxes	1,922
Casino front money	283
Advance deposits	921
Progressive jackpot	1,235
Promotional slot club	3,162
Other liabilities	1,426
Total	$20,288

7.                 Income Taxes

The components of the income tax provision consist of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Current	$—	$—	$—
Deferred	(557)	1,337	307
Total provision (benefit)	$(557)	$1,337	$307

The reconciliation of the Group’s income tax provision at the federal statutory tax rate to the effective tax rate for each of the three years in the period ended December 31, 2003 is as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Amount at the federal statutory tax rate	$(380)	$1,543	$351
Nondeductible expenses	116	120	30
FICA tax credits	(293)	(326)	(74)
Actual tax provision (benefit)	$(557)	$1,337	$307

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Prior to completion of the Acquisition, deferred tax assets and liabilities (including any valuation allowance) were recognized, realized and maintained on a corporate-wide basis by MGM MIRAGE. The allocated share of cumulative tax-effected temporary differences that were applicable to the Group on a separate tax return basis are as follows:

As of December 31, 2003
(in thousands of dollars)
Depreciation and other basis differences	$(31,371)
FICA tax credits	5,768
Net operating loss carry forwards	7,414
Accruals and reserves	2,139
Accounts receivable	309
Other reserves	(1,198)
Total net deferred tax liability	$(16,939)

The net deferred tax liability is reflected in the amounts payable to MGM MIRAGE and affiliates in the Group’s balance sheet at December 31, 2003.

8.                 Employee Benefit Plan

Employees of the Group who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Group recorded an expense of approximately $8.2 million (2002), $9.3 million (2003) and $0.6 million (period from January 1, 2004 to January 22, 2004) under such plans. The plans’ sponsors have not provided sufficient information to permit the Group to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to the Group are material.

The Group is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

MGM MIRAGE sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20.0 percent of their income on a pre-tax basis through contributions to the plan. The Group matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2.0 percent of an employees’ eligible compensation. The Group recorded charges for matching contributions of approximately $670,000 (2002), $676,000 (2003) and $57,000 (period from January 1, 2004 to January 22, 2004).

MGM MIRAGE maintains a nonqualified deferred retirement plan for certain key employees of the Group. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants in this plan receive a matching contribution of up to 4.0 percent of salary, net of any match received under the 401(k) plan. Under this plan all employee deferrals vest immediately. The matching contributions vest ratably over a three-year period. The Group recorded charges for matching contributions of $128,000 (2002), $185,000 (2003) and $0 (for the period from January 1, 2004 through January 22, 2004).

9.                 Fremont Street Experience

The Group owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Group’s share of earnings, losses, capital contributions and distributions. Activity relating to the Group’s investment in the Fremont Street Experience is as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Investment Balance—beginning of period	$4,961	$4,849	$5,187
Contributions	752	1,109	—
Equity in loss of joint venture	(864)	(771)	(26)
Investment Balance—end of period	$4,849	$5,187	$5,161

The investment balance reflects the Group’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Group’s proportional interest in profits or losses ($3.4 million at December 31, 2003), as well as an additional $1.8 million contribution made by the Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $3.4 million member’s equity carried by the Group at December 31, 2003 is approximately $0.3 million more than the proportional amount of members’ capital reported by Fremont Street Experience due to values assigned in the allocation purchase price resulting from the acquisition of Mirage Resorts, Inc. by MGM MIRAGE in 2000. In addition, the Group’s equity in loss of joint venture includes approximately $66,000 and $51,000 in the years ended December 31, 2002 and 2003, respectively, for amortization of other intangible assets arising from that acquisition and relating to the Group’s investment in Fremont Street Experience. Such intangible assets are fully amortized at December 31, 2003.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

Summarized financial information of the Fremont Street Experience is as follows:

As of December 31, 2003
(in thousands of dollars)
Current assets	$269
Non-current assets	36,026
Total assets	$36,295
Current liabilities	4,850
Non-current liabilities	10,886
Preferred member contribution	3,040
Members’ capital	17,519
Total liabilities and members’ capital	$36,295

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
Total revenues	$4,946	$5,410	$274
Costs and expenses	9,470	9,489	423
Net loss	$(4,524)	$(4,079)	$(149)

10.          Segment Information

The Group owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada; and a casino and nearby hotel located in Laughlin, Nevada. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter- segment sales. Corporate costs have historically been allocated to each business segment through management fees charged by MGM MIRAGE.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

A summary of the operations by business segment is presented below:

	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Net revenues
GNLV, CORP.	$176,729	$189,662	$12,167
GNL, CORP.	45,073	41,570	2,638
Total	$221,802	$231,232	$14,805
Income (loss) from operations:
GNLV, CORP.	$3,233	$9,021	$1,052
GNL, CORP.	497	(623)	156
Total	$3,730	$8,398	$1,208
Segment depreciation:
GNLV, CORP.	$12,169	$12,732	$782
GNL, CORP.	1,563	990	24
Total	$13,732	$13,722	$806
Expenditures for additions to long-lived assets
GNLV, CORP.	$18,848	$6,193	$3,772
GNL, CORP.	1,762	1,197	664
Total	$20,610	$7,390	$4,436

11.          Transactions with Affiliates

Treasury

All treasury functions are maintained at the Parent. Net cash receipts generated by the casino operations of the Group are deposited into an account maintained by the Parent, and the Group’s cash requirements are met by the Parent on the Group’s behalf. Generally, the Group generates positive cash flow from operations. However, the Parent has historically financed the Group’s capital expenditures, which amounts have been significant, and has assessed a management fee. Accordingly, the Group is a net borrower of funds from MGM MIRAGE, comprised of investments in fixed assets, reduced by periodic results of operations.

The Group has executed a formal note agreement in the amount of $80 million, payable to MGM MIRAGE. The note bears interest at a rate of 3.0 percent per annum plus the six-month LIBOR rate payable quarterly on December 15, March 15, June 15 and September 15 and is due and payable on demand. The remaining net amounts due to the Parent are non-interest bearing and are reflected in amounts payable to MGM MIRAGE and affiliates, net.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

The average balance due to Parent for which the Group recognized interest expenses was $80.0 million (the principal balance of the note payable) for all periods presented. The average net balance payable to MGM MIRAGE and affiliates for which no interest was charged was as follows for the periods indicated:

Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$109,303	$106,118	$102,084

Operating Costs

The Group is charged for its proportionate share of certain direct operating expenses incurred by MGM MIRAGE. Such costs are primarily comprised of charges for the following functions: (i) information services (including the cost of computer hardware and software, and programming and operations personnel), (ii) marketing, communications and community relations, and (iii) internal audit and risk management.

Amounts charged for these services were determined on the basis of total costs incurred by MGM MIRAGE. Costs were allocated to the Group based on the Group’s estimated proportionate level of effort as computed using employee headcounts within the related departments. While certain services may not be continued in the future, management of the Group believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented.

The total of allocated costs is reflected in the general and administrative expenses in the accompanying financial statements and is as follows:

Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$4,173	$4,435	$265

Corporate Management Fee

The Group has historically been charged a management fee of five percent (5.0%) of gross revenues which charge is for executive, financial, tax and similar services, collectively referred to as “corporate functions.” The fee also includes the cost to the Group of licensing the rights to use trademarks owned by

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

the Parent, including the “Golden Nugget” name and logo. Each of the Group’s casino properties has a chief operating officer, and key financial, accounting and marketing personnel, and they share an in-house attorney. Management of the Group has determined a representative annual cost for corporate functions is approximately $1.3 million based on staffing and other departmental costs for those positions that are incremental to the property level personnel. Such amount also includes an estimated allocation of actual, historical costs for external audit and financial reporting, regulatory oversight and compliance, and similar functions that are necessary to present the Group as a stand-alone business. Management of the Group believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented. After the completion of the Golden Nugget Acquisition (see Note 3), the Group will own the “Golden Nugget” name and associated trademarks and will not be subject to a licensing or royalty fee.

Contractual Relationships

From time to time, the Group enters into short term operating lease agreements with certain subsidiaries of the Parent for slot machines. The associated lease expense included in cost of operations was approximately as shown below, for the periods indicated:

Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$943	$1,153	$70

The slot machines in use at January 22, 2004 were transferred (as purchased assets) to the buyer in connection with the Golden Nugget Acquisition.

Other than the note payable and lease agreements discussed above, there are no contractual relationships between the Group and the Parent. However, in connection with the Golden Nugget Acquisition, the buyer of the Group has arranged for the continuation of the information services and certain other direct functions provided by MGM MIRAGE (the “Transition Agreement”) for a period of up to 24 months following the closing of the Golden Nugget Acquisition. The fee for services under the Transition Agreement has been set at amounts consistent with historical cost allocations. The buyer has the right to terminate all (or discrete portions) of the services prior to the term of the Transition Agreement to the extent such functions are replaced by the buyer earlier.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

12.          Commitments and Contingencies

Leases

The Group has operating leases with non-affiliates that cover parcels of land underlying the Golden Nugget—Las Vegas, expiring in 2025. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2003 are as follows:

Years Ending December 31,	Principal Amount
(in thousands of dollars)
2005	$771
2006	817
2007	845
2008	874
Thereafter	31,242
$34,549

Rent expense was as shown below, for the periods indicated:

Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$1,323	$1,099	$66

Legal Proceedings

The Group is involved from time to time with threatened or pending claims and litigation in the normal course of business. In the opinion of management, the outcome of such matters in the aggregate is not expected to be material to the Group’s financial position, results of operations, or cash flows.

13.          Stock Based Compensation

The Group’s Parent has adopted nonqualified stock option plans and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. The plans are administered by the Parent’s Compensation and Stock Option Committee of the Board of Directors. Salaried officers, directors and other key employees of the Group are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Parent’s common stock on the date of grant. The options have 10-year terms and in most cases are exercisable in either four or five equal annual installments.

Golden Nugget Group
(A division of MGM MIRAGE)

Notes to Combined Financial Statements (Continued)

Years Ended December 31, 2002 and 2003, and the period from

January 1, 2004 to January 22, 2004

(Date Immediately Prior to Acquisition by Poster Financial)

As of December 31, 2003, the aggregate number of shares subject to options available for grant under all of the plans of the Parent was 2.5 million. A summary of the approximate portion of the Parent’s nonqualified stock option and incentive stock option plans that relates to the Group is presented below:

	Year Ended December 31, 2002		Year Ended December 31, 2003		Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period or year	9,000	$31.66	228,650	$33.96	$360,088	$28.31
Granted	224,150	$34.06	240,000	$25.48	—	—
Exercised	(2,250)	34.15	(103,562)	31.81	—	—
Expired	(2,250)	34.15	—	—	—	—
Cancelled	—	—	(5,000)	30.98	—	—
Outstanding at end of period or year	228,650	$33.96	360,088	$28.31	360,088	$28.31
Exercisable at end of period or year	47,100	$34.04	47,100	$34.04	47,100	$34.04

Report of Independent Registered Public Accounting Firm

To the Stockholder of
GNLV, CORP. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in retained earnings, and of cash flows present fairly, in all material respects, the financial position of GNLV, CORP. and Subsidiary (a wholly owned subsidiary of Poster Financial Group, Inc. and previously a wholly owned subsidiary of MGM MIRAGE) (the “Company”) as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully disclosed in Note 1, Poster Financial, Inc. has entered into an agreement to sell all of the outstanding shares of GNLV Corp.

/s/ PricewaterhouseCoopers LLP
March 31, 2005
Las Vegas, Nevada

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group; previously a wholly owned subsidiary of MGM MIRAGE)

Consolidated Balance Sheets
As of December 31, 2003 and 2004
(Thousands of dollars, except per share amounts)

	Subsidiary of MGM MIRAGE	Subsidiary of Poster Financial
	As of December 31, 2003	As of December 31, 2004
Assets
Current assets
Cash and cash equivalents	$14,258	$15,321
Accounts receivable, net	4,962	16,370
Due from affiliates	376	3,210
Inventories	3,222	3,228
Prepaid expenses and other	3,592	4,745
Total current assets	26,410	42,874
Property and equipment, net	154,946	152,793
Investment in joint venture	5,187	5,351
Debt issue costs, net, pushed down from parent company	—	22,393
Deposits and other assets, net	3,512	10,004
Total assets	$190,055	$233,415
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$4,660	$8,373
Current portion of notes payable	109	119
Bank credit facility pushed down from parent company, classified as currently payable	—	18,600
Other accrued liabilities	17,558	31,713
Total current liabilities	22,327	58,805
Note payable to MGM MIRAGE	80,000	—
Amounts payable to MGM MIRAGE and affiliates, net	77,496	—
Notes payable pushed down from parent company, net of current portion	—	155,000
Notes payable to nonafffiliates, net of current portion	391	272
Total liabilities	180,214	214,077
Contingencies and Commitments
Stockholder’s equity
Common Stock, $1.00 par value, 100,000 shares authorized; 25,000 shares issued and outstanding	25	—
Paid-in capital in excess of par value	—	176,716
Allocation of parent company debt and debt issuance costs through push down accounting	—	(148,489)
Retained earnings	9,816	(8,889)
Total stockholder’s equity	9,841	19,338
Total liabilities and stockholder’s equity	$190,055	$233,415

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group; previously a wholly owned subsidiary of MGM MIRAGE)

Consolidated Statements of Operations

(Thousands of dollars)

				Subsidiary of
	Subsidiary of MGM MIRAGE			Poster Financial Period From
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	January 23, 2004 through December 31, 2004
Revenues
Casino	$110,885	$121,601	$7,890	$128,296
Rooms	38,992	41,647	2,610	44,259
Food and beverage	35,871	38,769	2,491	43,746
Entertainment, retail and other	14,135	12,422	711	11,561
Gross revenues	199,883	214,439	13,702	227,862
Promotional allowances	(23,154)	(24,777)	(1,535)	(29,240)
Net revenues	176,729	189,662	12,167	198,622
Costs and expenses
Casino	64,362	67,340	4,144	82,105
Rooms	17,437	19,184	1,202	18,774
Food and beverage	26,463	26,852	1,749	26,461
Entertainment, retail and other	11,396	9,331	506	9,204
Provision for doubtful accounts	659	1,084	108	2,434
General and administrative	31,028	33,439	1,939	38,731
Gain on disposition of assets	(31)	(37)	—	(50)
MGM MIRAGE management fee	10,013	10,718	685	—
Depreciation and amortization	12,169	12,732	782	14,311
Total costs and expenses	173,496	180,641	11,115	191,970
Operating income	3,233	9,021	1,052	6,652
Non-operating Income (Expense)
Equity in loss of joint venture	(864)	(771)	26	(458)
Interest income	66	34	2	66
Interest expense	(60)	(52)	(3)	(42)
Interest expense associated with pushed down indebtedness	—	—	—	(15,107)
Intercompany interest expense	(3,958)	(3,361)	(206)	—
Total other income (expense)	(4,816)	(4,150)	(233)	(15,541)
Income (loss) before income taxes	(1,583)	4,871	819	—
Income tax (provision) benefit	702	(1,589)	(258)	—
Net income	$(881)	$3,282	$561	$(8,889)

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group; previously a wholly owned subsidiary of MGM MIRAGE)

Consolidated Statements of Cash Flows

(Thousands of dollars)

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(881)	$3,282	$561	$(8,889)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,169	12,732	782	14,311
Provision for doubtful accounts	659	1,084	108	9,204
Gain on sale of assets	(31)	(43)	—	(50)
Equity in loss of joint venture	864	771	26	458
Non-cash interest expense pushed down from Poster Financial	—	—	—	15,107
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,176)	136	754	(21,474)
Decrease (increase) in amounts due to affiliates	—	(376)	376	(3,210)
Decrease (increase) in inventories	(586)	1,941	72	(78)
Decrease (increase) in prepaid expenses and other	(177)	102	(183)	(1,199)
Increase (decrease) in deposits and other assets	179	(952)	22	(4,638)
Increase (decrease) in accounts payable	2,797	361	1,824	1,454
Increase (decrease) in other accrued liabilities	1,580	(48)	1,332	13,708
Net cash flow provided by operating activities	15,397	18,990	5,674	14,704
Cash flows from investing activities
Acquisition of property, equipment and improvements, net of amounts in accounts payable	(18,848)	(6,193)	(3,772)	(12,286)
Contributions to joint venture	(752)	(1,110)	(235)	(704)
Proceeds from sale of equipment	31	81	—	50
Net cash flow used in investing activities	(19,569)	(7,222)	(4,007)	(12,940)
Cash flows from financing activities
Repayments of other debt	(92)	(101)	—	(109)
Change in bank overdraft	(1,333)	932	(1,611)	2,061
Change in amounts payable to MGM MIRAGE and affiliates, net	5,503	(11,169)	(2,709)	—
Net cash flow provided by (used in) financing activities	4,078	(10,338)	(4,320)	1,952
Net increase (decrease) in cash and cash equivalents	(94)	1,430	(2,653)	3,716
Cash and cash equivalents, beginning of period	12,922	12,828	14,258	11,605
Cash and cash equivalents, end of period	$12,828	$14,258	$11,605	$15,321

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2002, 2003 and 2004

1.   Organization

GNLV, CORP. (“GNLV” or the “Company”) is a Nevada corporation. Through January 22, 2004, GNLV was a wholly owned subsidiary of MGM MIRAGE (“MGM MIRAGE” or “Parent”), a publicly held Delaware corporation. Effective January 23, 2004, GNLV was acquired (the “Acquisition”) by Poster Financial Group LLC (“Poster Financial”), as more fully explained in Note 3.

The Company owns and operates Golden Nugget—Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada. GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC (“GNE”), a Nevada limited liability company. As more fully explained in Note 4, GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the “Fremont Street Experience”) organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget—Las Vegas. GNE holds a membership interest of approximately 17.6% of the Fremont Street Experience, and accounts for its investment utilizing the cost method of accounting.

Through the date of Acquisition, the management of MGM MIRAGE made all significant operational and financial decisions of the Company during the periods presented. Subsequent to the Acquisition, all significant operational and financial decisions of the Company have been made by Poster Financial.

On February 4, 2005, Poster Financial entered into an agreement (the “Landry’s Purchase Agreement”) to sell the Golden Nugget Hotel-Casino Las Vegas to Houston, Texas-based Landry’s Restaurants, Inc. (“Landry’s”) for approximately $140 million in cash, and an additional payment by Landry’s for certain working capital liabilities. Under the terms of the transaction, the ultimate parent company of Poster Financial, PB Gaming, has agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. (“LSRI”), a wholly owned subsidiary of Landry’s. Pursuant to the terms of the Landry’s Purchase Agreement, LSRI deposited $25.0 million into an escrow account as a non-refundable deposit, except as otherwise expressly provided in the purchase agreement.

Under the terms of the Landry’s Purchase Agreement, Poster Financial’s currently outstanding 8 3/4% Senior Secured Notes due 2011 (the “Senior Notes”) will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry’s Purchase Agreement, amounts outstanding at closing under the Company’s senior secured credit facility will be paid off by Landry’s or Landry’s will seek consent from the lender under such facility for such amounts to remain outstanding.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)
for the Years Ended December 31, 2002, 2003 and 2004

2.                 Significant Accounting Policies and Basis of Presentation

The Acquisition described in Note 3 was accounted for as a purchase, and the accounting basis in the assets and liabilities of GNLV were adjusted on January 23, 2004 to reflect the allocation of purchase price resulting from the Acquisition. The accompanying financial statements present results of operations and cash flows of GNLV for the years ended December 31, 2002 and 2003 and for the period from January 1, 2004 through January 22, 2004 (that part of the first quarter of 2004 prior to the Acquisition) utilizing the historical pre-acquisition basis.

Principles of Presentation

All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation. The Company is not a separate reporting entity and has not previously presented financial statements on a stand-alone basis. Certain estimates, including allocations from the Parent, have been made to provide financial information for stand-alone reporting purposes. Management of the Company believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

Trade receivables, including casino and hotel receivables, are typically noninterest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)
for the Years Ended December 31, 2002, 2003 and 2004

amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Fair Value of Financial Instruments

Management of the Company believes that the carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair values due to the short-term maturities of these instruments.

The carrying amounts of the balances due under the Company’s Bank Credit Facility are a reasonable estimate of fair value because the debt is carried with a floating interest rate.

The fair value of the Company’s Senior Secured Notes is estimated to be $159.6 million at December 31, 2004, based on quoted market prices for the same or similar issues.

Debt Issuance Costs

Debt issuance costs represent underwriter’s and agent’s fees and commissions, closing costs and professional fees incurred in connection with (i) the issuance by Poster Financial of 8 3/4% Senior Secured Notes due 2011 and (ii) the origination by Poster Financial of a Senior Credit Facility (the “Poster Debt”). As more fully explained in Note 4, GNLV is a guarantor of the Poster Debt and GNLV’s assets have been pledged as collateral. The Poster Debt was incurred in connection with the Acquisition. The Poster Debt has therefore been “pushed down” to GNLV to reflect the impact of the Acquisition, in accordance with the requirements of Staff Accounting Bulletin Topic 5(J) of the U.S. Securities and Exchange Commission. The related debt issuance costs have also been pushed down to GNLV and are being amortized over the terms of the related notes and lines of credit, using the effective interest method.

Inventories

Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows:

Buildings and improvements	15 - 40 years
Land improvements	15 - 40 years
Equipment, furniture, fixtures and leasehold improvements	3 - 20 years

Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)
for the Years Ended December 31, 2002, 2003 and 2004

Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s average cost of borrowed money. All projects completed were short-term in nature and, accordingly, no interest was capitalized in any of the periods presented in the accompanying financial statements.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized for the excess of carrying value over fair value. Losses on long-lived assets to be disposed of are also determined based on fair values, except that fair values are reduced for the cost of disposition. Accounting principles generally accepted in the United States of America require an annual review of all intangible assets with indefinite lives. The Company did not have any significant intangible assets as of December 31, 2003, or 2004.

Progressive Liability

The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenues.

Slot Player Club Liability

The Company has established a promotional slot club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company establishes a liability for unredeemed club points based upon historical redemption experience.

Self-Insurance Liability

The Company maintains an accrual for its self-insured health program, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)
for the Years Ended December 31, 2002, 2003 and 2004

The accrual also includes an estimate for claims that have been incurred but not reported. Actual results may differ from these estimates.

Bank Overdraft

Bank overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable at the balance sheet date. As of December 31, 2003 and 2004, bank overdrafts of $5.8 million and $5.4 million respectively, were included in accounts payable.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Under the guidance of the EITF, the Company recognizes sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

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

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
Rooms	$2,833	$2,984	$432	$6,568
Food and beverage	15,450	16,563	920	19,360
Other	783	1,292	140	1,591
	$19,066	$20,839	$1,493	$27,519

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)
for the Years Ended December 31, 2002, 2003 and 2004

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
Rooms	$9,058	$9,218	$604	$10,678
Food and beverage	13,182	14,060	819	16,688
Other	914	1,499	112	1,874
	$23,154	$24,777	$1,535	$29,240

Federal Income Taxes

Income taxes are accounted for under the asset and liability method of Financial Accounting Standards Board Statement 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Prior to the Acquisition, the Company’s operating results were included in the consolidated federal income tax return of MGM MIRAGE. The allocation of consolidated taxes of MGM MIRAGE to the Company was determined as if the Company prepared a separate tax return, in accordance with the provisions of the SFAS 109. Because the Company operates exclusively in Nevada (a jurisdiction with no corporate income tax), the Company was not subject to state income tax. Only federal income taxes are reflected in the tax provision.

PB Gaming, the parent of Poster Financial, has elected to be treated as a Subchapter S corporation and has elected to have each of Poster Financial, GNLV and GNL treated as a qualified Subchapter S subsidiary for federal income tax purposes. As a result, following the Acquisition, the owners of PB Gaming are taxed on the income of PB Gaming, Poster Financial and the Group at a personal level and PB Gaming, Poster Financial and the Group generally will not be subject to federal income taxation at the corporate level. Accordingly, there is no provision for income taxes in the accompanying financial statements for the period from January 23, 2004 through December 31, 2004.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expenses were as follows for the periods indicated:

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
Advertising expenses	$1,776	$2,057	$105	3,700

Stock Based Compensation

Prior to the Acquisition, certain employees were eligible to participate in the stock option plans of MGM MIRAGE. Poster Financial does not have a stock option program.

The Company accounted for stock-based compensation under MGM MIRAGE, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). The Company does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company’s common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Company had applied SFAS 123.

Had the Company accounted for these plans under the fair value method allowed by SFAS 123, the Company’s net income would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

	As subsidiary of MGM MIRAGE
			Period from
			January 1, 2004 to January 22,
	Year Ended December 31, 2002	Year Ended December 31, 2003	2004 (Date Immediately Prior to Acquisition by Poster Financial)
Net income (loss) as reported	$(881)	$3,281	$648
Stock based compensation under SFAS 123	(2,199)	(1,949)	(56)
Pro Forma	$(3,080)	$1,332	$592

There was no cost of employee stock-based compensation included in reported net income for the periods presented. For purposes of computing the pro forma compensation, the fair value of each option

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4% in 2002 and 3% in 2003 and the 2004 period; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 50% in 2002 and 42% in 2003 and the 2004 period. The estimated weighted average fair value of options granted during the years ended December 31, 2002, and 2003 was approximately $3.7 million, and $1.3 million, respectively. No options were granted in the 2004 period.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company was previously a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows. However, the Company is required to comply with the disclosure requirements of the FIN. Disclosures concerning guarantees are found in Note 11, “Commitments and Contingencies—Guarantee”.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”). This interpretation outlines requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

In November 2003, the FASB Emerging Issues Task Force issued EITF Issue 03-16 (“Issue 03-16”). Issue 03-16 addresses whether a limited liability corporation (“LLC”) should be viewed as a corporation or partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Issue 03-16 is effective for reporting periods beginning after June 15, 2004. Our non-controlling investment in The Fremont Street Experience LLC and subsidiaries is subject to the provisions of this Issue. The Company currently accounts for its investment in the Fremont Street Experience on the equity method of accounting and believes that

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

such accounting will continue to be appropriate following the adoption of Issue 03-16 because the Company’s influence on The Fremont Street Experience LLC is not controlling, but is more than minor (as a result of its 17.65% voting interest), as that term is used in the related accounting literature. Accordingly, the Company does not expect that the adoption of Issue 03-16 will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

3.   Acquisition by Poster Financial Group

On January 23, 2004, Poster Financial Group, Inc. (“Poster Financial”), an unrelated third party, completed the Acquisition of the Company from MGM MIRAGE. The purchase also included GNL, CORP. another wholly owned subsidiary of MGM MIRAGE. GNLV and GNL were operated as a division of MGM MIRAGE referred to as the Golden Nugget Group (the “Group”). The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million. There are no contingent payments.

The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Results of operations for GNLV reflect the new basis of assets and liabilities from the day the acquisition closed.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Approximately $176.7 million of the total purchase price was allocated to GNLV, based on the relative fair value of its net assets (determined in part through appraisals of the assets acquired) at the closing of the Acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition (in thousands of dollars):

	At January 23, 2004	Revision in Estimate	Adjusted Purchase Price Allocation
Working Capital Items
Cash and cash equivalents	$11,605	$—	$11,605
Accounts receivable, net	4,100	—	4,100
Inventories	3,150	—	3,150
Prepaid expenses and other	3,546	—	3,546
Deposits and other assets	2,040	—	2,040
Accounts payable and accrued liabilities	(22,862)	—	(22,862)
Notes payable	(500)	—	(500)
Subtotal—Working Capital Items	1,079	—	1,079
Long-lived Assets:
Property & Equipment
Land	14,078	1,071	15,150
Buildings	111,579	(4,699)	106,880
Construction in Progress	2,224	162	2,386
Furniture, Fixtures and Equipment	27,258	1,978	29,236
Intangibles
Tradename	9,178	666	9,844
Player Club	4,130	300	4,430
Artwork and Display Nugget	2,432	177	2,609
Investment in Joint Venture	4,760	345	5,105
Subtotal—long-lived assets	175,639	—	175,639
Total purchase price allocated	$176,718	$—	$176,718

In the quarter ended September 30, 2004 the Company adjusted its initial purchase price allocation to reflect the results of a detailed cost segregation study of the GNLV buildings. The study resulted in a reduction in the net allocated cost to the building of approximately $4.7 million, offset by pro-rata adjustments to other long-lived assets, and is reflected in the amounts presented above. There was no goodwill resulting from the Acquisition.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the year December 31, 2004 and the comparable period in 2003 (amounts in thousands):

	Pro Forma
	Year Ended December 31, 2003	Year Ended December 31, 2004
Net revenues	$189,662	$210,789
Operating income	$9,021	$8,389
Net income	$3,282	$(8,307)

The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group, elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the year ended December 31, 2004 but have been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.

4.   Accounts Receivable, Net and Due from Poster Financial

Accounts receivable consisted of the following (in thousands of dollars):

	Subsidiary of MGM MIRAGE	Subsidiary of Poster Financial
	As of December 31, 2003	As of December 31, 2004
Casino	$3,605	$16,527
Hotel	1,908	2,879
Other	268	334
	5,781	19,740
Less, Allowance for doubtful accounts	(819)	(3,370)
	$4,962	$16,370

As an accommodation to Poster Financial, MGM MIRAGE (through the Company) paid for certain pre-acquisition expenses of Poster Financial during November and December 2003, which expenses primarily represented salaries for personnel and consultants hired to facilitate the transition of ownership. Such amounts are reflected as an asset in the balance sheet of the Company at December 31, 2003.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

5.   Property and Equipment

Property and equipment consisted of the following (in thousands of dollars):

	Subsidiary of MGM MIRAGE	Subsidiary of Poster Financial
	As of December 31, 2003	As of December 31, 2004
Land	$51,980	$15,150
Buildings, building improvements and land improvements	95,567	107,669
Furniture, fixtures, equipment and leasehold improvements	48,806	29,630
Construction in progress	2,862	11,954
Total property and equipment, at historical cost (reflecting allocation of purchase price at December 31, 2004)	199,215	164,403
Less, Accumulated depreciation	(44,269)	(11,610)
Property and equipment, net	$154,946	$152,793

Construction in process at December 31, 2003 consisted primarily of enhancements to the Company’s slot club player tracking system and other slot machine upgrades, which projects are also short term in nature. Construction in progress at December 31, 2004 consists of slot machines improvement projects, an in-progress expansion of the high-limit area of the casino, and office remodeling.

6.   Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands of dollars):

	Subsidiary of MGM MIRAGE	Subsidiary of Poster Financial
	As of December 31, 2003	As of December 31, 2004
Salaries and related benefits	$8,045	$8,829
Casino outstanding chip liability	1,555	6,491
Taxes, other than income taxes	1,582	2,451
Casino front money	262	1,823
Advance deposits	834	842
Progressive jackpot	1,088	857
Promotional slot club	2,992	4,941
Other liabilities	1,200	5,479
Total	$17,558	$31,713

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

7.   Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2004 are as follows (all assets were obtained through the Acquisition, and there were no intangible assets at December 31, 2003):

	Subsidiary of Poster Financial
	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount December 31, 2004	Expected Life
	(in thousands of dollars)
Amortizing Intangibles:
Player’s Club	$4,429	$(580)	$3,849	7 years
Non-Amortizing Intangibles:
Artwork and Display Nugget	2,609	—	2,609	Indefinite
Trademarks	9,844	—	9,844	Indefinite
Total	$16,882	$(580)	$16,302

Approximately $9.8 million was assigned to the trademarks used by the Company and obtained in the Acquisition, and approximately $2.6 million was assigned to unique artwork and the golden nugget on display in the hotel lobby of the Golden Nugget—Las Vegas. The trademark “Golden Nugget” has been in use by the Company or its predecessors for more than 50 years and is one of the most recognizable names in the casino industry. The acquired artwork includes original paintings by renowned artists. The golden nugget is a unique collectable, representing one of the largest ever discovered, and has been on display in the Company’s casino for more than      years. These assets are considered to have an indefinite life, and are not subject to amortization. In accordance with accounting principals generally accepted in the United States, they are subject to analysis for impairment from time to time, at least on an annual basis.

Approximately $4.4 million was assigned to the customer lists underlying the Company’s slot player clubs at each of its casinos. These customer lists have been determined to have a useful life of seven years, based on the historical experience and the composition of players in the Club.

8.   Notes Payable to Non Affiliates

On December 3, 2003, Poster Financial issued $155.0 million principal amount of its 8 3/4% Senior Secured Notes due 2011 (the “Notes”) in a private placement transaction. The net proceeds from the offering of the Notes were approximately $148.5 million after underwriting discount and issuance costs. In addition, on January 22, 2004, Poster Financial entered into a bank credit facility consisting of a $20.0 million Senior Secured Term Loan (the “Term Loan”), and a Senior Secured Revolving Credit Facility (the “Revolver,” and together with the “Term Loan”, the “Senior Credit Facility”) providing for up to $15.0 million of borrowing on a revolving basis.

Together with a cash contribution from its parent company, Poster Financial used the proceeds from the Notes and the Term Loan to complete the Acquisition. The related principal amount of the Notes and the Term Loan (an aggregate of $175.0 million at the Acquisition date) has therefore been “pushed down”

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

to GNLV to reflect the impact of the Acquisition, in accordance with the requirements of Staff Accounting Bulletin Topic 5(J) of the U.S. Securities and Exchange Commission.

The Notes bear interest at a fixed rate of 8 3/4%, payable semiannually on June 1 and December 1 of each year, with maturity on December 1, 2011. The Notes are redeemable at the option of Poster Financial on or after December 1, 2007 at a price of 104.375% of face value, declining to 100.0% of face value on or after December 1, 2009. In addition, subject to certain limitations, prior to December 1, 2006 Poster Financial may redeem up to 35.0% of the Notes using proceeds from a qualifying public equity offering at a price of 108.750% of face value. The Notes are not otherwise redeemable at the option of Poster Financial prior to their maturity date.

All payments with respect to the Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all current and future restricted subsidiaries of Poster Financial (including GNLV) on a senior secured basis. The Notes are collateralized by a pledge of capital stock of GNLV and other existing or future restricted subsidiaries, and by a security interest in substantially all of the current and future assets of Poster Financial and its subsidiaries (including GNLV) that is junior to the security interest granted to the lenders under the Senior Credit Facility.

The indenture governing the Notes provides for the following negative covenants; restrictions on the incurrence of debt, sale leasebacks and contingent liabilities; restrictions on making dividends or similar distributions; restrictions on the incurrence of liens or other encumbrances; restrictions on the sale of assets or other similar transfers; restrictions on investment or acquisitions; restrictions on mergers, consolidations and similar combinations; restrictions on transactions with affiliates; limitations on capital expenditures; and restrictions on any amendment or modification of certain material agreements, including the indenture governing the notes. Under the terms of the indenture, Poster Financial may, however, make distributions to its parent for any reason up to a limit of $2.5 million in aggregate through the term of the Notes, may also distribute up to $0.5 million per year for corporate overhead and similar expenses, and may make distributions for the purposes of paying income taxes as long as Poster Financial remains a “pass-through” entity for corporate income tax purposes. Poster Financial may also make additional, limited distributions so long as it would meet a Fixed Charge Coverage Ratio, as defined in the indenture, and is not otherwise in default. Such distributions are limited to the aggregate of 50% of cumulative net income (as defined) and proceeds from equity offerings. Similarly, under the terms of the indenture Poster Financial may undertake additional borrowings as long as it is able to meet the Fixed Charge Coverage Ratio on a pro forma basis after reflecting such additional borrowings.

The Credit Facility contains covenants, including, among other things, financial covenants, limitations on the Company from disposing of assets, entering into mergers and certain acquisitions, incurring liens or indebtedness, and entering into transactions with affiliates. Poster Financial’s obligations under the Credit Facility are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company’s subsidiaries, including GNLV. Poster Financial’s obligations under the Credit Facility are also secured by a pledge of capital stock of the Company’s restricted subsidiaries and the Company’s interest in the Fremont Street Experience, as well as a first priority lien on substantially all of Poster Financial’s and the guarantors’ current and future assets.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

On November 30, 2004, Poster Financial entered into an amendment to the loan and security agreement relating to its senior secured credit facility. The amendment increased the maximum amount of the revolving portion of the credit facility to $25 million from $15 million, and with the $20 million term loan portion of the credit facility, the total commitment of the lenders under the credit facility was increased to $45 million. Principal payments in the amount of $700,000 are due quarterly on the Term Loan, and interest on both the Term Loan and Revolver is payable monthly at LIBOR plus 4.0% (approximately 6.4% on December 31, 2004) or the Base Rate, defined as the bank’s prime rate plus a 3% margin. Borrowings under the Revolver in excess of $15.0 million bear interest at LIBOR plus 4.5% (approximately 6.9% at December 31, 2004). The amendment also modified the Loan and Security Agreement to permit the sale by Poster Financial of the Golden Nugget Laughlin.

At September 30, 2004, Poster Financial failed to satisfy two of the three financial covenants under the Loan and Security Agreement. The lenders under the Credit Facility waived compliance with the Fixed Charge Coverage Ratio and the Senior Debt to EBITDA Ratio for the quarter ended September 30, 2004. The November 2004 amendment modified these covenants.

Poster Financial failed to satisfy the modified Senior Debt to EBITDA Ratio for the quarter December 31, 2004 and anticipates that it will not meet the modified Fixed Charge Coverage Ratio or Senior Debt to EBITDA Ratio at March 31, 2005.  Poster Financial obtained from the lenders a waiver for the default at December 31, 2004.  Poster Financial has also received written notice that the lenders will amend the covenants to reflect Poster Financial’s expected results for the quarter ended March 31, 2005, so that Poster Financial will be in compliance with such amended covenants when it is obligated in May 2005 to report its results to the lenders.   Poster Financial expects that it would then continue to remain in compliance with the amended covenants during the remainder of 2005.  However, Poster Financial also expects to pay down the Credit Facility with the proceeds from the sale of the Golden Nugget – Laughlin. Accordingly, because Poster Financial intends to pay down the Credit Facility, the amounts payable thereunder have been classified as currently payable in the accompanying balance sheets at December 31, 2004, in accordance with accounting principals generally accepted in the United States.

At December 31, 2004, GNLV is obligated as a guarantor for $155.0 million principal amount of the Notes; $20.0 million for the Term Loan; and approximately $17.5 million for loans under the Revolver taken after completion of the Acquisition. Poster Financial has also been issued $2.6 million in aggregate letters of credit, which is subject to the GNLV guarantee, and which reduces the remaining available borrowing available under the Revolver.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

9.   Income Taxes

The components of the income tax provision for the period the Company was owned by MGM MIRAGE consist of the following (subsequent to the Acquisition, the Company is a pass-through entity for tax purposes):

	Subsidiary of MGM MIRAGE
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Current	$—	$—	$—
Deferred	(702)	1,589	258
Total provision (benefit)	$(702)	$1,589	$258

The reconciliation of the Company’s income tax provision at the federal statutory tax rate to is as follows:

	Subsidiary of MGM MIRAGE
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	(in thousands of dollars)
Amount at the federal statutory tax rate	$(554)	$1,761	$287
Nondeductible expenses	90	100	17
FICA tax credits	(238)	(272)	(46)
Actual tax provision (benefit)	$(702)	$1,589	$258

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Deferred tax assets and liabilities (including any valuation allowance) were recognized, realized and maintained on a corporate-wide basis by MGM MIRAGE. The allocated share of cumulative tax-effected temporary differences that would have been applicable to the Company on a separate tax return basis are as follows:

Subsidiary of MGM MIRAGE
As of December 31, 2003
Depreciation and other basis differences	$(38,844)
FICA tax credits	1,046
Net operating loss carry forwards	5,767
Accruals and reserves	2,034
Accounts receivable	286
Other reserves	(1,193)
Total net deferred tax liability	$(30,904)

The net deferred tax liability is reflected in the amounts payable to MGM MIRAGE and affiliates in the Company’s balance sheets.

10.   Employee Benefit Plan

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expense of $8.2 million (2002), $9.3 million (2003), $10.2 million (Period January 1 to January 22, 2004) and $0.6 million (period January 22, to December 31, 2004) under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to GNLV are material.

The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

MGM MIRAGE sponsored a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees, and a similar plan is sponsored by Poster Financial following the Acquisition. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. The Company recorded charges for matching contributions of $525,000 (2002), $522,000 (2003) $37,000 (Period January 1 to January 22, 2004) and $$624,000 (period January 22, to December 31, 2004).

MGM MIRAGE maintained a nonqualified deferred retirement plan for certain key employees of the Company. The plan allowed participants to defer, on a pre-tax basis, a portion of their salary and bonus

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants in this plan receive a matching contribution of up to 4.0 percent of salary, net of any match received under the 401(k) plan. Under this plan all employee deferrals vest immediately. The matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $128,000 (2002), $185,000 (2003) and $0 (Period January 1 to January 22, 2004). Poster Financial does not provide a nonqualified deferred retirement plan, subsequent to the Acquisition.

11.   Fremont Street Experience

Through its wholly-owned subsidiary, GNE, the Company indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company’s share of earnings, losses, capital contributions and distributions. Activity relating to the Company’s investment in the Fremont Street Experience is as follows (in thousands of dollars):

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
Investment Balance—beginning of period	$4,961	$4,849	$5,187	$5,165
Purchase price adjustment	—	—	—	(60)
Contributions	752	1,109	—	704
Equity in loss of joint venture	(864)	(771)	(22)	(458)
Investment Balance—end of period	$4,849	$5,187	$5,165	$5,351

The investment balance reflects the Company’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Company’s proportional interest in profits or losses ($3.5 million at December 31, 2004), as well as an additional $1.8 million contribution made by GNLV in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

The $5.3 million member’s equity carried by the Company is approximately $300,000 less than the proportional amount of members’ capital reported by Fremont Street Experience due to a pro rata reduction in market values assigned to long-lived assets in the allocation purchase price resulting from the Acquisition. The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests. Summarized financial information of the Fremont Street Experience is as follows (in thousands of dollars):

	Subsidiary of MGM MIRAGE	Subsidiary of Poster Financial
	As of December 31, 2003	As of December 31, 2004
Current assets	$269	$2,188
Non-current assets	36,026	39,108
Total assets	36,295	41,296
Current liabilities	4,850	$3,452
Non-current liabilities	10,886	12,652
Preferred member contribution	3,040	3,040
Members’ capital	17,519	22,152
Total liabilities and members’ capital	$36,295	$41,296

	Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
	Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
Total revenues	$4,946	$5,410	$274	$8,253
Total costs and expenses	9,470	9,489	423	10,845
Net loss	$(4,524)	$(4,079)	$(149)	$(2,592)

12.   Transactions with Poster Financial and Affiliates

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

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

transporting executives to business meetings and customer transportation to and from our gaming properties. The lease payments are based on the estimated fair market value of the interests owned and the Company believes equates to the cost for such services. Annual lease payments are approximately $365,000, paid in monthly installments.

13.   Transactions with MGM MIRAGE and Affiliates

Treasury

Prior to the Acquisition, all treasury functions for GNLV were maintained at MGM MIRAGE Parent. Net cash receipts generated by the casino operations of the Company were deposited into an account maintained by the Parent, and the Company’s cash requirements were met by the Parent on the Company’s behalf. Generally, the Company generated positive cash flow from operations. However, the Parent had historically financed the Company’s capital expenditures, which amounts have been significant, and assessed a management fee. Accordingly, the Company was a net borrower of funds from MGM MIRAGE comprised of investments in fixed assets, reduced by periodic results of operations.

The Company had executed a formal note agreement in the amount of $80 million, payable to MGM MIRAGE. The note bore interest at a rate of 3 percent per annum plus the six-month LIBOR rate payable quarterly on March 15, June 15, September 15 and December 15, and was due and payable on demand. The remaining net amounts due to the Parent were non-interest bearing and are reflected in amounts payable to MGM MIRAGE and affiliates, net.

The Company received a written commitment from MGM MIRAGE that it would not demand repayment before January 1, 2005 of the note payable or amounts payable to MGM MIRAGE and affiliates outstanding at December 31, 2003 (except to the extent that such amounts were cancelled in connection with the Golden Nugget Acquisition). As a result of these repayment terms, the note payable and other amounts payable have been classified in the accompanying balance sheet as non-current liabilities at December, 2003.

The average balance due to Parent for which the Company recognized interest expenses was $80.0 million (the principal balance of the note payable) for all periods presented. The average net balance payable to MGM MIRAGE and affiliates for which no interest was charged was as follows for the periods indicated:

Subsidiary of MGM MIRAGE
Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$90,093	$82,288	$102,084

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Operating Costs

Prior to the Acquisition, the Company was charged for its proportionate share of certain direct operating expenses incurred by MGM MIRAGE. Such costs are primarily comprised of charges for the following functions: (i) information services (including the cost of computer hardware and software, and programming and operations personnel), (ii) marketing, communications and community relations, and (iii) internal audit and risk management.

Amounts charged for these services were determined on the basis of total costs incurred by MGM MIRAGE. Costs were allocated to the Company based on the Company’s estimated proportionate, level of effort as computed using employee headcounts within the related departments. While certain services may not be continued in the future, management of the Company believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented.

The total of allocated costs is reflected in the general and administrative expenses in the accompanying financial statements and is as follows:

Subsidiary of MGM MIRAGE
Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$2,809	$3,997	$240

Corporate Management Fee

Prior to the Acquisition, the Company was charged a management fee of five percent (5.0%) of gross revenues which charge is for executive, financial, tax and similar services, collectively referred to as “corporate functions.” The fee also includes the cost to the Company of licensing the rights to use trademarks owned by the Parent, including the “Golden Nugget” name and logo. The Company has a chief operating officer, and key financial, accounting, marketing and in-house legal personnel. Management of the Company has determined a representative annual cost for corporate functions (combined with its affiliate included in the Golden Nugget Acquisition) is approximately $1.3 million based on staffing and other departmental costs for those positions that are incremental to the property level personnel. Such amount also includes an estimated allocation of actual, historical costs for external audit and financial reporting, regulatory oversight and compliance, and similar functions that are necessary to present the Company as a stand-alone business. Management of the Company believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented. After the completion of the Golden Nugget Acquisition (see Note 3), the Company owns the “Golden Nugget” name and associated trademarks and is not be subject to a licensing or royalty fee.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

Contractual Relationships

From time to time, the Company enters into short term operating lease agreements with certain subsidiaries of the Parent for slot machines. The associated lease expense included in cost of operations for the years ended December 31, 2001, 2002 and 2003, were approximately as shown below, for the periods indicated:

Subsidiary of MGM MIRAGE
Year Ended December 31, 2002	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
(in thousands of dollars)
$674	$871	$52

The slot machines in use at the Acquisition date were transferred (as purchased assets) to the buyer in connection with the Golden Nugget Acquisition.

Other than the note payable and slot machine lease agreements discussed above, there were no contractual relationships between the Company and MGM MIRAGE. However, in connection with the Golden Nugget Acquisition, Poster Financial has arranged for the continuation of the information services and certain other direct functions provided by MGM MIRAGE (the “Transition Agreement”) for a period of up to 24 months following the closing of the Golden Nugget Acquisition. The fee for services under the Transition Agreement has been set at amounts consistent with historical cost allocations. Total fees incurred for such services were approximately $232,000 for the period from January 22, 2004 through December 31, 2004.  Poster Financial has the right to terminate all (or discrete portions) of the services prior to the term of the Transition Agreement to the extent such functions are replaced by the buyer earlier.

13.   Commitments and Contingencies

Licensing Contingency

The Company conducts licensed gaming operations in Nevada. The Nevada gaming authorities control approval of ownership interests in gaming operations.

On January 22, 2004, the Nevada Gaming Commission (“NGC”) found the principal shareholders (the “Shareholders”) of PB Gaming (who are also the Chief Executive Officer and Chief Operating Officer of Poster Financial) suitable as officers, directors and shareholders of PB Gaming and as officers and directors of Poster Financial, and issued licenses to them as officers and directors of GNLV and GNL. The findings of suitability and licenses issued to the Shareholders expire in January 2008. During the four-year period in which the findings of suitability and licenses are in effect, the Shareholders may apply for new unlimited findings of suitability and licenses. No assurance can be given that such applications would be granted without further limitation or at all. If the Shareholders were found unsuitable, they would be required to be removed from their positions as officers and directors and PB Gaming could be required to

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

the redeem stock in PB Gaming held by them at a price equal to fair market value. Such an event could result in the liquidation of PB Gaming and the Company.

Leases

The Company has operating leases with non-affiliates that cover parcels of land underlying the Golden Nugget—Las Vegas, expiring in 2025. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2003 are as follows:

Years Ending December 31,	Principal Amount
(in thousands of dollars)
2005	$1,352
2006	1,272
2007	1,113
2008	975
2009	986
Thereafter	31,526
$37,224

Rent expense was as shown below, for the periods indicated (in thousands of dollars):

Subsidiary of MGM MIRAGE			Subsidiary of Poster Financial
Year Ended December 31, 2002	Year Ended December 31, 2003	Period From January 1, 2004 through January 22, 2004	Period From January 23, 2004 through December 31, 2004
$955	$1,030	$138	$1,336

Legal Proceedings

The Company is involved from time to time with threatened or pending claims and litigation in the normal course of business. In the opinion of management, the outcome of such matters in the aggregate is not expected to be material to the Company’s financial position, results of operations, or cash flows.

14.   Stock Based Compensation

MGM MIRAGE adopted nonqualified stock option plans and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. The plans were administered by the Parent’s Compensation and Stock Option Committee of the Board of Directors. Salaried officers, directors and other key employees of the Group are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Parent’s common stock on the date of grant. The options have 10-year terms and in most cases are exercisable in either four or five equal annual installments.

GNLV, CORP. and Subsidiary
(A wholly owned subsidiary of Poster Financial Group;
previously a wholly owned subsidiary of MGM MIRAGE)

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2002, 2003 and 2004

As of December 31, 2003, the aggregate number of shares subject to options available for grant under all of the plans of the Parent was 2.5 million. A summary of the approximate portion of the Parent’s nonqualified stock option and incentive stock option plans that related to the Company prior to the Acquisition is presented below:

	As Subsidiary of MGM MIRAGE
	Year Ended December 31, 2002		Year Ended December 31, 2003		Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period or year	9,000	$31.66	183,650	33.91	270,988	$27.99
Granted	179,150	34.03	190,000	25.48	—	—
Exercised	(2,250)	34.15	(97,662)	30.98	—	—
Expired	(1,250)	34.15	—	—	—	—
Cancelled	(1,000)	34.15	(5,000)	30.98	—	—
Outstanding at end of year	183,650	$33.91	270,988	27.99	270,988	$27.99
Exercisable at end of year	19,200	$33.88	19,250	33.88	19,250	$33.88

The following table summarizes information about stock options that were outstanding at the Acquisition Date:

	As Subsidiary of MGM MIRAGE
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.48	190,000	9.16	$25.48	—	$—
$29.98 - $32.50	5,500	7.87	30.21	1,250	29.98
$34.15	75,488	8.45	34.15	18,000	34.15
270,988		8.94	$27.99	19,250	$33.88

Independent Auditor’s Report

Members

The Fremont Street Experience
Limited Liability Company and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of The Fremont Street Experience Limited Liability Company (a Nevada limited liability company collectively owned by eight member companies) and subsidiaries (collectively, the “Company”) as of December 31, 2003, and the related consolidated statements of operations, members’ capital and cash flows for each of the years ended December 31, 2003 and 2002. Those consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared from the separate records maintained by the Company and may not be necessarily indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated Company. The Company is dependent upon member contributions for continuous funding of operations and debt repayment obligations.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 5, 2004

The Fremont Street Experience
Limited Liability Company and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

	2003	2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,908	$1,780,379
Receivables	66,171	383,426
Other current assets	29,267	24,456
Total current assets	269,346	2,188,261
PROPERTY AND EQUIPMENT:
Land	9,692,370	9,692,370
Light panels and shows	20,068,456	34,102,744
Building	16,906,157	16,906,157
Building improvements, furniture, fixtures and equipment	6,192,939	7,291,800
Construction in progress	9,511,435	—
Total property and equipment—at cost	62,371,357	67,993,071
Accumulated depreciation	(26,403,547)	(29,006,547)
Property and equipment—net	35,967,810	38,986,524
OTHER ASSETS, net of accumulated amortization of $1,946 and $8,828 in 2002 and 2003	57,852	121,347
TOTAL	$36,295,008	$41,296,132
LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$694,700	$348,278
Accrued liabilities	294,964	191,907
Current portion of capital lease obligations	229,849	122,785
Current portion of notes payable	1,631,059	2,789,037
Deferred grant income	2,000,000	—
Total current liabilities	4,850,572	3,452,007
CAPITAL LEASE OBLIGATIONS—Less current portion	247,084	110,806
NOTES PAYABLE—Less current portion	10,638,525	12,541,336
PREFERRED MEMBER CONTRIBUTION	3,040,000	3,040,000
COMMITMENTS AND CONTINGENCIES
MEMBERS’ CAPITAL	17,518,827	22,151,983
TOTAL	$36,295,008	$41,296,132

See notes to consolidated financial statements.

The Fremont Street Experience
Limited Liability Company and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
			(Unaudited)
INCOME:
Rental income	$1,265,876	$1,795,523	$2,407,070
Sponsor income	835,654	577,996	387,972
Parking income	1,090,524	1,271,998	1,229,015
Event sales	362,557	302,713	382,951
Special event sponsorships	581,000	530,000	250,000
Excess room tax revenue	—	7,969	145,920
Mall directory advertising	188,783	195,750	199,500
Interest income	25,419	11,619	10,143
Grant from City of Las Vegas	—	—	3,000,000
Other income	595,960	716,803	514,492
Total income	4,945,773	5,410,371	8,527,063
EXPENSES:
General and administrative	5,496,175	5,583,993	6,089,379
Depreciation and amortization	1,012,474	1,102,696	2,603,000
Marketing and special events	2,724,391	2,553,654	2,352,769
Interest expense, net of capitalized interest of $130,000 (2004) $65,185 (2003) and $0 (2002)	236,736	249,403	222,740
Total expenses	9,469,776	9,489,746	11,267,888
NET LOSS	$(4,524,003)	$(4,079,375)	$(2,740,825)

See notes to consolidated financial statements.

The Fremont Street Experience
Limited Liability Company and Subsidiaries

Consolidated Statements of Members’ Capital

Years Ended December 31, 2002, 2003 and 2004

	Members’ Contributions	Members’ Contributions Receivable	Subscriptions Receivable	Accumulated Deficit	Total Members’ Capital
BALANCE—January 1, 2002	$51,487,461	$(1,900,301)	$(278,948)	$(31,088,618)	$18,219,594
Payment of subscriptions receivable			109,251		109,251
Members’ contributions	4,800,360	(1,069,116)			3,731,244
Net loss				(4,524,003)	(4,524,003)
BALANCE—December 31, 2002	56,287,821	(2,969,417)	(169,697)	(35,612,621)	17,536,086
Payment of subscriptions receivable			125,926		125,926
Members’ contributions	4,874,422	(938,232)			3,936,190
Discount on members’ contributions receivables	(19,607)	19,607
Adjustment of Binion’s Horseshoe’s contribution receivable	(1,172,647)	1,172,647
Net loss				(4,079,375)	(4,079,375)
BALANCE—December 31, 2003	59,969,989	(2,715,395)	(43,771)	(39,691,996)	17,518,827
Payment of subscriptions receivable (unaudited)			43,771		43,771
Members’ contributions (unaudited)	4,830,210				4,830,210
Settlement of Binion’s Horseshoe’s contribution receivable (unaudited)		2,500,000			2,500,000
Net loss (unaudited)				(2,740,825)	(2,740,825)
BALANCE—December 31, 2004 (unaudited)	$64,800,199	$(215,395)	$—	$(42,432,821)	$22,151,983

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,524,003)	$(4,084,432)	$(2,740,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,012,474	1,102,696	2,603,000
Changes in operating assets and liabilities:
Receivables	79,095	214,415	(317,255)
Other current assets	48,603	(14,051)	4,811
Accounts payable	325,432	(254,615)	(346,422)
Accrued liabilities	12,804	110,489	(103,057)
Deferred grant income		2,000,000	(2,000,000)
Net cash used in operating activities	(3,045,595)	(925,498)	(2,899,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(542,453)	(903,883)	(5,621,714)
Payments received on note receivable	100,901	87,452	—
Net cash used in investing activities	(441,552)	(816,431)	(5,621,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Members’ contributions	3,731,244	3,936,190	4,830,210
Settlement of contribution due from Binion’s Horseshoe	—	—	2,500,000
Payments to EXIM Bank of Korea		(2,000,000)	(680,000)
Payments on subscriptions receivable	109,251	125,926	43,771
Proceeds from borrowings on notes payable	2,350,000	118,982	4,556,116
Principal repayments on notes payable and capital leases	(2,688,150)	(688,094)	(1,122,164)
Net cash provided by financing activities	3,502,345	1,493,004	10,127,933
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,198	(248,925)	1,606,471
CASH AND CASH EQUIVALENTS—Beginning of year	407,635	422,833	173,908
CASH AND CASH EQUIVALENTS—End of year	$422,833	$173,908	$1,780,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid for interest, net of amounts capitalized	$224,743	$244,692	$222,740
NONCASH INVESTING AND FINANCING TRANSACTION
Assets purchased in exchange for capital lease obligations	$89,181	$514,440	$—
Canopy upgrade project paid by note payable		6,800,000	4,556,116
	$89,181	$7,314,440	$4,556,116

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

1.   Organization of the Fremont Street Experience

The Fremont Street Experience Limited Liability Company (“FSELLC”) was organized on October 27, 1993 as a Nevada limited liability company. The eight members of FSELLC are hotel/casinos or their subsidiaries whose properties face or are adjacent to Fremont Street in downtown Las Vegas, Nevada. The Fremont Street Experience Parking Corporation (“FSEPC”), incorporated in Nevada on October 27, 1993 as a Nevada corporation, is a wholly owned subsidiary of FSELLC. MTEK Media, organized on December 12, 1997 as a Nevada limited liability company, is a wholly owned subsidiary of FSELLC. The eight members received a total of 1,800 voting units in exchange for their initial contributions.

FSELLC and subsidiaries (the “Company”) were formed to own and manage The Fremont Street Experience Project in downtown Las Vegas. Construction of The Fremont Street Experience Project was governed by the amended and restated Fremont Street Experience Project Development Agreement (the “Development Agreement”) among the City of Las Vegas, Nevada (the “City”), the City of Las Vegas Downtown Redevelopment Agency (the “Agency”), FSELLC and FSEPC (collectively, the “Participants”). FSELLC is responsible for managing all commercial activities related to The Fremont Street Experience Project pursuant to the amended and restated Fremont Street Experience Project Management Agreement (the “Management Agreement”). Pursuant to the Development Agreement, the Participants contributed funds that were used for the construction of The Fremont Street Experience Project, which was completed and placed into service on December 1, 1995. The Fremont Street Experience Project consists of a pedestrian mall on a five-block section of Fremont Street in downtown Las Vegas, Nevada. Four blocks of the pedestrian mall are covered by a lattice and light celestial vault containing approximately two million lights and 208 speakers, which produce the audio/visual show called the Experience. The FSEPC parking garage at the east end of Fremont Street contains approximately 1,400 parking spaces, which are available for visitors of The Fremont Street Experience Project, as well as daily and monthly parking for downtown business patrons and employees. The parking garage structure includes retail and restaurant space facing Fremont Street.

The City provided approximately $23,400,000 in funds to pay for the costs of The Fremont Street Experience Project. The Agency provided approximately $16,000,000 in funds, which were used for construction of the parking garage, and contributed $6,400,000 toward acquisition of land for the site of the parking garage (see Note 9). Title to the majority of the site passed to the Company during 1998. The final parcel was transferred to FSEPC subsequent to December 31, 2004 when the litigation related to the parcel was concluded, as discussed in Note 9. The Agency contributed the parking garage to the FSEPC, which has been reflected as grant income as of the date of contribution. Simultaneously, the Company granted to the City a first trust deed in the garage to secure its performance under the Management and Development Agreements. The Company recorded the contributed assets at their fair value.

The Company has incurred net losses in each of the three years ending December 31, 2004 ranging from approximately $2.7 million to  $4.5 million and used net cash in operations from approximately $0.9 million to $3.0 million. The Company also has a loan of approximately $6.8 million from EXIM bank of Korea as of December 31, 2004 and further commitments to LG CNS Co. Ltd for a canopy retrofit of approximately $4.6 million relating to a canopy upgrade completed in 2004 (see Notes 5 and 9). In the past, the Company has funded losses and debt payments from annual member contributions ranging from approximately $3.7 million to $4.8 million.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

The Company’s future operations are dependent on continued member contributions for continuous funding of operations and debt repayment obligations. Membership terms include a requirement for all members to consent if a member leaves, and to pay contributions once a budget is established and approved. The fiscal year 2005 budget has been approved and provides for member assessments of approximately $5.0 million.

A member has challenged certain aspects of FSELLC’s ability to assess member properties. The Company has judicially demonstrated its ability to assess members for their contributions in the past. Management believes that its members will continue to fund its operations.

2.   Summary of Significant Accounting Policies

One of the FSELLC members is indirectly owned by Poster Financial Group, Inc. (“Poster”), a company subject to the periodic reporting requirements of the United States Securities and Exchange Commission (SEC). For the years ended December 31, 2002 and 2003, Poster’s financial interest in FSELLC was considered “significant” to Poster, as that term is defined in Regulation S-X of the SEC. Accordingly, audited financial statements of FSELLC for these periods have been prepared, and are included in the Annual Report on Form 10-K (the “10-K”) of Poster.

Poster’s financial interest in FSELLC was not significant to Poster for the year ended December 31, 2004. For years in which an equity investee is not significant, SEC rules provide that full unaudited financial statements may be furnished in the 10-K, in lieu of audited statements. Accordingly, the consolidated financial statements of FSELLC as of December 31, 2004 and for the year then ended (including related information appearing in the notes to consolidated financial statements) have been prepared by the Company, without audit.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of FSELLC, FSEPC and MTEK Media. Intercompany accounts are eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits and money market funds.

Receivables—Receivables consist primarily of amounts receivable from event sales. The Company performs credit evaluations of its customers and does not require collateral. The Company reviews accounts receivable balances and determines whether an allowance for potential credit losses is necessary. At December 31, 2004 and 2003, an allowance for potential credit losses was not considered necessary.

Inventory—Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Property and Equipment—Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized, and costs for repairs and maintenance are charged to expense as incurred. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets as follows:

Light panels and shows	5 years
Furniture, fixtures and equipment	3-5 years
Building and building improvements	30 years

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

Impairment of Long-Lived Assets—The light and sound systems used to produce the audio/visual show known as the Experience are included in property and equipment. These assets are accounted for at cost less accumulated depreciation. As required by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires an impairment loss to be recorded when the estimated undiscounted future cash flows, including those for its members, expected to be generated by those assets are less than their carrying amount. At December 31, 2004, the Company believes that the fair value of its long-lived assets exceeds their carrying value.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Significant estimates include but are not limited to the evaluation of the allowance for potential credit losses, estimated depreciable lives of property and equipment, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Income Taxes—FSELLC is a limited liability company that has elected to be taxed under the partnership provisions of the Internal Revenue Code. Under those provisions, FSELLC does not pay federal corporate income tax on its earned income. Instead, the members of FSELLC are liable for individual federal income taxes on earned income.

FSEPC is a C corporation and files a separate federal income tax return. Deferred tax assets are offset by a full valuation allowance because, at December 31, 2004, it is more likely than not that deferred tax assets will not be realized.

Revenue Recognition—The nature of revenue earned by the Company is mainly from parking income as well as rental income from lease of premises and carts. The Company also earns revenue from sponsor advertising. Rental revenue and other revenues are recognized as the related services are provided.

Recently Issued Accounting Standards—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation, except for certain obligations of lessees. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement beginning January 1, 2003, and the adoption did not have a material impact on its financial position of results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 beginning January 1, 2003 and the adoption did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No.(“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that FIN 45 did not have a significant impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities (revised December 2003), FIN 46R, clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The Company adopted the provisions of FIN 46R beginning January 1, 2004, and the adoption did not have a material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets as a specified or determinable date (or dates) or upon an event that is certain to occur—as liabilities. Nonpublic entities are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The Company elected to early adopt the statement in 2003, and it did not have any material effect on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

3.   Note Receivable

In September 2001, the Company obtained a noninterest-bearing promissory note in the amount of $240,000 from its former tenant Race Rock of Nevada, LLC (“Race Rock”) as part of the settlement agreement between FSEPC and Race Rock. The note calls for monthly payments to FSEPC in the amount of $10,000 for a period of 24 months and is guaranteed by Race Rock Holdings, Inc. As the note has no stated interest rate, interest has been imputed on the amount at the Company’s incremental borrowing rate of 6.94%, which management believes is the approximate rate of interest which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction. The note was paid off in 2003.

4.   Members’ Contributions and Subscriptions Receivable

Pursuant to the terms of the members’ limited liability agreement, total initial capital contributions were $18,000,000, which consisted of initial cash payments of $17,000,000 and subscriptions receivable totaling $1,000,000 from two members. The two members with subscriptions receivable made principal payments totaling $109,251, $125,926 and $43,771 during the years ended December 31, 2002, 2003, and 2004 respectively.

Subscriptions receivable from the two members as of December 31 were as follows:

	2003	2004
Three subscriptions receivable from Las Vegas Club Experience, Inc.; total monthly payments of principal and interest of $5,500; interest ranging from 5.69% to 6.12%; matured in 2004	$2,979	$—
Three subscriptions receivable from Golden Gate Experience, Inc.; total monthly payments of principal and interest of $5,524; interest ranging from 5.69% to 6.12%; matured in 2004	40,792	—
Total	$43,771	$—

Members’ contributions receivable of $2,720,452 and $ 215,395 represent assessments to the members that remain outstanding at December 31, 2003 and 2004 (See Note 9).

In July 2003, the Company obtained a noninterest-bearing promissory note in the amount of $241,722 from one of its members, Golden Gate Hotel & Casino, of which approximately $235,000 is for

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

assessments in arrears. The note calls for monthly payments to FSELLC, commencing on July 1, 2004, at an amount of $10,000 per month for 24 months, with the remaining balance also due in the 25th payment. Under specific conditions, the member may prepay the note without premium or penalty. The note is secured by the member’s interest in the Company. The Company discounted the note at the Company’s imputed rate of 6%. The difference between the face value and present value of the promissory note reduced members’ contributions and members’ contributions receivable.

5.   Notes Payable

Notes payable consist of the following at December 31:

	2003	2004
Note payable to a bank to refinance notes for building and tenant improvements, parking garage equipment and working capital; due January 2009	$1,791,337	$1,577,473
Line of credit liability from Nevada State Bank for stage and electronic equipment; due July 2008	87,841	87,841
Note payable to a member corporation for the purchase of a stage; payable in monthly installments of $7,950 for three years; bearing interest at 9%; secured by equipment; due December 2005	174,018	90,907
Note payable to a member corporation for the purchase of a stage; payable in monthly installments of $7,950 for three years; bearing interest at 9%; secured by equipment; due December 2005	174,018	90,907
Obligation payable to the City of Las Vegas in the original amount of $5,131,200; payment due from future net rental proceeds	3,242,370	3,242,370
Obligation to LG CNS relating to Canopy Retrofit; in the original amount of $4,578,750, bearing interest at 3.05%; due January 2009	—	4,120,875
Obligation payable to the Export Import Bank of Korea relating to Canopy Retrofit; in the original amount of $6,800,000, bearing interest at 3.05% plus fees; due January 2009	6,800,000	6,120,000
Total notes payable	12,269,584	15,330,373
Less current portion	1,631,059	2,789,037
Notes payable—less current portion	$10,638,525	$12,541,336

On January 2, 2002, the Company obtained new financing in the form of a $2.35 million note payable to a bank; payable in monthly installments of $35,496 for seven years; bearing interest at 6.94% until January 2005, when the interest rate will be adjusted to the greater of 5.5% per annum or 3.5% in excess of the three-year LIBOR; secured by a deed of trust on the parking garage; and due January 2009. The Company used the proceeds from this note to pay off its existing note payable to a bank, and two notes payable to non-member corporations with balances of $1,727,263, $402,662 and $66,524, respectively, at December 31, 2001. The remainder of the proceeds was used to purchase new parking garage equipment.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

In July 2003, the Company obtained $250,000 line of credit from the Nevada State Bank. In 2003, $87,841 was drawn down to purchase a variety of parking garage electronic upgrade equipment. FSE is currently making payments for interest on this loan. The interest rate on the loan is 2% plus the Prime rate, and under no circumstances will the interest rate on the loan be less than 6%. The remaining balance can be used by either FSEPC or FSELLC.

The notes obtained from two member casinos for the purchase of a stage were originally due on December 31, 2004. However, the Company requested and was awarded a deferral of payment (principal and interest) for a period of one year beginning January 1, 2003 and ending December 31, 2003. The deferral allowed FSELLC to acquire required stage sound equipment for the two permanent performance stages located in the FSELLC pedestrian mall. At the end of the deferral period and on December 31, 2003, FSELLC paid all interest accrued during the deferral period totaling $31,323. Regular monthly payments of principal and interest were resumed as of January 31, 2004. As a result, these notes are now due on December 31, 2005.

The obligation payable to the City of Las Vegas Downtown Redevelopment Agency (Agency) is for amounts paid by the Agency for parking garage property costs in excess of $6,400,000. The excess of costs paid for by the Agency amounted to $5,131,200. This obligation was incurred in 1998 and did not bear any interest for purposes of repayment. The Company is to pay for such excess costs from net rental proceeds, if any, from the retail stores that will occupy this property. The Company subsequently obtained a loan to make tenant improvements to the retail space. The Agency agreed to take a subordinate position to the loan. At December 31, 2003, the Company has one tenant leasing retail space. However, net rental revenues are not sufficient to make payments to the Agency. The Company made an estimate in 1998 of the future net rental revenue stream for the purpose of determining the obligation. Based on this estimate, the Company recorded a liability of $3,242,370 using an imputed interest rate of 5.8%, the Federal long term rate in effect in July 1998.

Race Rock, FSELLC’s primary expected tenant encountered financial difficulties in 2000, ultimately resulting in its closure in April 2001. The Company has not made any payments to the Agency. The Company has not accreted interest on the obligation of $3,242,370 as it believes that the current payment stream estimation would result in a net liability at the original imputed interest rate less than the recorded amount.

The loan amount to EXIM Bank of Korea in the original amount of $6,800,000 is payable in 10 semi-annual installments on January 20 and July 20 of each year commencing July 20, 2004 and ending January 20, 2009. In addition to interest, the Company is required to pay an exposure fee of 0.3820% and a commitment fee of 0.5%. See Note 9.

The loan amount due to LG CNS in the original amount of $4,578,750 is payable in ten semi-annual installments on January 20 and July 20 of each year commencing July 20, 2004, and ending January 20, 2009. See Note 9.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

Scheduled maturities of notes payable are as follows:

2005	2,789,037
2006	2,633,390
2007	2,659,015
2008	2,593,198
2009	1,137,875
Thereafter	3,517,858
Total	$15,330,373

6.   Capital Lease Obligations

Capital lease obligations consist of the following at December 31:

	2003	2004
Various capital leases for equipment with leasing companies; payable in monthly payments of principal and interest ranging from $1,529 to $2,850; collateralized by equipment; bearing interest at rates ranging from 11.5% to 22.8% per annum; maturing February through October 2006	$476,933	232,682
Less current portion	(229,849)	(122,785)
Capital lease obligations—net of current portion	$247,084	$109,898

Property and equipment under capital leases at cost at December 31 are as follows:

	2003	2004
Computerized audio equipment	$686,207	$686,207
Maintenance equipment	161,263	161,263
	847,470	847,470
Less accumulated depreciation	(277,194)	(446,688)
Assets under capital lease—net	$570,276	$400,782

Minimum future lease payments under capital leases are as follows:

Year Ending
2005	156,335
2006	89,650
2007	29,027
2008	3,781
Thereafter	—
Total	278,793
Less amount representing interest	(46,111)
Present value of minimum future lease payments	$232,682

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

7.   Defined Contribution 401(k) Plan

In 1996, the Company implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements, and allows an employer contribution up to 50% of the first 4% of each participating employee’s compensation. Plan participants can elect to defer compensation before tax through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contributions were $10,923, $14,792 and $12,662 in 2002, 2003 and 2004, respectively.

8.   Preferred Member Contribution

In 1995, two members of FSELLC that made original contributions to form the Company voluntarily contributed $1,800,000 each for preferred units of the Company. The holders of the preferred units will receive preferential treatment with respect to any future distributions of profits until contributions are repaid. The additional proceeds from the issuance of the preferred units were used to create the enhanced visual features of The Fremont Street Experience Project. In October 1996, the preferred units became mandatorily redeemable when the Company agreed to repay the proceeds from the preferred units in equal monthly installments of $33,333 to each member over the 54-month period beginning January 1999. The two members subsequently amended the agreement to provide for a reduced monthly payment of $20,000, if funds are available to make such payments. The availability of funds is contingent upon the Horseshoe Club Operating Company (the ”Horseshoe”) resuming payments of member assessments. As discussed in Note 9, a settlement was reached with the Horseshoe during 2004. Accordingly, the Company is planning to resume payments, in accordance with the terms of the agreement, during 2005.

9.   Commitments and Contingencies

Development Agreement—In accordance with the terms of the Development Agreement (see Note 1), if the revenues generated by the City from its Room Tax are not sufficient to meet the City’s Room Tax Bond principal and interest payments when due, then the Company is required to provide funds to the City sufficient to make any required debt service payments. For the years ended December 31, 2002, 2003 and 2004, Room Tax revenues were sufficient to make the required debt service payments. As of December 31, 2003 and 2004, the remaining Room Tax Bond principal that was unfunded was approximately $11,570,000 and $               , respectively.

In connection with the transfer of the parking garage and land to FSELLC, the Agency is responsible for acquiring the parking garage land from its present owners. However, the Company is obligated to the Agency for any costs incurred in excess of $6.4 million. The Agency has incurred costs to date of approximately $12.0 million. The Company is obligated to pay for such excess costs from net rental proceeds, if any, from the retail stores that will occupy this property. As of December 31, 2004, one case remained open with regard to the condemnation actions against landowners whose property has been obtained by the Agency in connection with the Fremont Street Experience Project. This case was settled in 2005, with no payment due. The Company is obligated to pay for such excess costs from net rental proceeds, if any, from the retail stores that will occupy this property. As disclosed in Note 5, the Company subsequently obtained a loan to make tenant improvements to the retail space. The Agency agreed to take a subordinate position to the loan. At December 31, 2004, the Company has one tenant leasing retail

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

space; however, net rental revenues are not sufficient to make payments to the Agency. An obligation in the amount of $5,131,200 was recorded in connection with the transfer of the garage and land to FSELLC (see Note 5).

Horseshoe Club Operating Company—On August 29, 2001, FSELLC filed a complaint in Clark County District Court (the “District Court”) against the Horseshoe for non-payment of member assessments (classified as members’ contributions receivable and totaling $3,672,647 as of December 31, 2003). The Horseshoe responded with a counter-claim of allegations against FSELLC, including challenges to the authorization of FSELLC to assess member properties and the validity of the FSELLC organization to conduct business as such.

In 2002, the District Court approved an Order Granting Application for Prejudgment Writ of Attachment and Stay (the “Order”) in favor of FSELLC, allowing FSELLC to attach the assets of the Horseshoe. After the Horseshoe unsuccessfully appealed the Order, it later obtained a Release of Attachment Bond (the “Bond”) to prevent the FSELLC’s attachment of the Horseshoe’s assets.

Throughout 2003 and into 2004, multiple trial hearings lead the parties to proceed through the discovery process, including producing documents and responding to interrogatories on both sides. In addition, the parties have completed depositions of representatives of the parties and other third-party witnesses. As a $2.5 million settlement appeared imminent in late 2003, the member assessment receivable was written down to $2.5 million, and the adjustment of the contribution receivable of $1,172,647 was made to the members’ contributions and members’ contributions receivable in 2003. This matter was settled for $2.5 million during 2004 and the receivable was collected.

ACLU of Nevada, et. al. v. Fremont Street Experience, LLC, et. al.—This action was filed by the American Civil Liberties Union (“ACLU”) and several affiliated plaintiffs on October 9, 1997, seeking injunctive relief for alleged 1st Amendment violations. The Company successfully defended significant portions of the litigation by obtaining summary judgment on a majority of the claims. However, the district court denied summary judgment and entered a preliminary injunction on two issues. Each side appealed those rulings. The United States Court of Appeals for the Ninth Circuit upheld the district court’s rulings and dismissed the appeal. The district court entered summary judgment on April 4, 2001 on the remainder of the claims and enjoined two of the ordinances of the City of Las Vegas. The ACLU appealed and the Company and the City have cross-appealed. Subsequently, the district court awarded the ACLU attorneys’ fees and court costs in the amount of $86,361. The Company and the City have appealed the district court’s order awarding fees and costs and the matter remains pending.

Other litigation—The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Canopy Retro-fit—On October 18, 2002, FSELLC entered into a Canopy Retro-fit and Upgrade Agreement with LG CNS Co. Ltd. (“LG CNS”), a Korean corporation located in Seoul, Korea, to upgrade the incandescent light bulb panels attached to the celestial vault to LED (light emitting diodes) technology (the “New Lightshow”). The project was completed in June, 2004.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2002, 2003 and 2004 (unaudited)

The purchase price of the New Lightshow upgrade was $14,475,000, and was financed in part by LG CNS (in the amount of $4,578,750) and EXIM Bank of Korea (in the amount of $6,800,000). See Note 5 for terms of the notes payable. FSELLC has also agreed to provide sponsorship opportunities to LG CNS totaling $2,250,000, which represents a credit against the purchase price. The sponsorship agreement with LG CNS gives permission to LG CNS to advertise the brand name as well as use the mall space for a private event during a high convention period, for a period of five years from the effective date of the agreement, dated October 18, 2002. The contractual agreed to value of $2,250,000 relating to services to be provided to LG in sponsorship and advantaging will not be recognized as project costs on the balance sheet, consistent with EITF 99-17.

The City of Las Vegas (City), in conjunction with the Las Vegas Convention and Visitors Authority (LVCVA) awarded a $7.0 million capital improvement grant (the “Grant”) to FSELLC to fund the portion of the contract price being financed by EXIM Bank of Korea. The Company received $2.0 million of the Grant in 2003 and $1.0 million in 2004, and the remaining amount of the Grant will be funded in equal $1.0 million installments annually on July 15, 2005 through 2008. As the Grant agreement required FSELLC to complete construction of the project to be eligible to receive the $7.0 million award, the $2.0 million funded in 2003 was recorded as deferred grant income and was recognized in 2004 upon completion of the project. Accordingly, the Company recognized $3.0 million of grant income in 2004, consisting of amounts paid in 2003 and 2004.

The remaining $4.0 million of the Grant to be paid in annual installments on July 15, 2005 through 2008 is contingent upon the City receiving the funds from the LVCVA. As a result of this contingency, no additional grant income has been recognized, and will not be recognized, until the contingency is satisfied.

Light America Agreement—During 2001, FSELLC entered into a 36-month agreement with Light America for permanent lighting equipment (the “Agreement”) to be attached to permanent stages located in the pedestrian mall in exchange for a license to sell advertising opportunities on the permanent stages during the term of the Agreement. If net revenues from advertising opportunities exceed $600,000 during the term of the Agreement, FSELLC will receive an amount equal to 50% of such excess net revenues. As of December 31, 2004, there has not been any excess net revenue. The Agreement became effective during 2001.

In accordance with the Agreement, Light America installed and supplied all equipment and labor for the permanent lighting equipment and, for an additional nominal fee, has agreed to provide for the ongoing routine maintenance of such equipment. During the term of the Agreement, FSELLC has provided for full replacement insurance against all occurrences for the permanent lighting equipment. At the end of the term of the Agreement FSE shall have the right, but no obligation, to purchase the permanent lighting equipment at an amount equal to the original cost of the equipment less wear and tear and depreciation. The Agreement grants Light America options to renew and extend the term of the Agreement for two two-year periods, subject to Light America notifying FSELLC six months in advance of the termination date of the Agreement. The agreement expired in 2004 and the equipment was returned to Light America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholder of
Poster Financial Group, Inc.

Our audit of the consolidated financial statements of Poster Financial Group, Inc. referred to in our report dated March 24, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada
March 31, 2005

Poster Financial Group, Inc.
(A Wholly Owned Subsidiary of PB Gaming, Inc.)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance at Beginning of Period	Golden Nugget Acquisition(a)	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts
Period from June 2, 2003 (inception) to December 31, 2003	$—	—	—	—	$—
Year Ended December 31, 2004	$—	1,207	2,434	(48)	$3,593

(a)           Represents the allowance established at the Acquisition date and included in the purchase price allocation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholder of the
Golden Nugget Group

Our audit of the combined financial statements of the Golden Nugget Group (a Division of MGM MIRAGE) referred to in our report dated March 24, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Las Vegas Nevada
March 31, 2005

Golden Nugget Group
(A Division of MGM MIRAGE)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at	Provision for
	Beginning of	Doubtful	Write-offs, net	Balance at
Description	Period	Accounts	of Recoveries	End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2002	$855	553	(598)	$810
Year Ended December 31, 2003	$810	677	(387)	$1,100
Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)	$1,100	107	—	$1,207

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholder of
GNLV, CORP. and Subsidiary

Our audit of the consolidated financial statements of GNLV Corp. and Subsidiary (a wholly owned subsidiary of Poster Financial Group, Inc. and previously a wholly owned subsidiary of MGM MIRAGE) referred to in our report dated March 24, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada
March 31, 2005

GNLV CORP. and Subsidiary
(A Wholly Owned Subsidiary of Poster Financial Group;
Previously a Wholly Owned Subsidiary of MGM MIRAGE)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts
As a Subsidiary of MGM MIRAGE:
Year Ended December 31, 2002	$750	659	(387)	$1,022
Year Ended December 31, 2003	$1,022	1,084	(1,287)	$819
Period from January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)	$819	108	—	$927
As a Subsidiary of Poster Financial:
Period from January 23, 2004 through December 31, 2004	$927	2,434	9	$3,370