Form 10-Q
period 2005-03-31
POSTER FINANCIAL GROUP INC
filed 2005-05-17
CIK 1278868

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005
                                       OR
  |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to

                       Commission file number 333-114335

                          POSTER FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                        56-2370836
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

                    129 E. Fremont Street, Las Vegas, Nevada
                    (Address of principal executive offices)

                                     89101
                                   (Zip Code)

                                 (702) 385-7111
                         Registrant's telephone number,
                              including area code

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark whether the registrant is an accelerated filer.
Yes|_|     No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value, 100 outstanding shares as of May 16, 2005


===============================================================================


                                                             Form 10-Q

                                                         TABLE OF CONTENTS


Part I.      Financial Information

Item 1.      Financial Statements
             Poster Financial Group, Inc.
             Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005 (unaudited)..................
             Unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2005...
             Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2005...
             Notes to Unaudited Consolidated Financial Statements................................................

             Golden Nugget Group

             Unaudited Combined Statements of Operations for the Three Months Ended March 31, 2004...............
             Unaudited Combined Statements of Cash Flows for the Three Months Ended March 31, 2004 ..............
             Notes to Unaudited Combined Financial Statements....................................................

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                 19

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                             36

Item 4.      Disclosure Controls and Procedures                                                                    37

Part II.     Other Information                                                                                     38

Item 1.      Legal Proceedings                                                                                     38

Item 2.      Changes in Securities and Use of Proceeds                                                             38

Item 3.      Defaults Upon Senior Securities                                                                       40

Item 4.      Submission of Matters to a Vote of Security Holders                                                   40

Item 5.      Other Information                                                                                     41

Item 6.      Exhibits                                                                                              41

Signature                                                                                                          42



                            Poster Financial Group, Inc.
                   (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                            Consolidated Balance Sheets
                               (Thousands of dollars)


                                                                           December 31,        March 31,
                                                                              2004               2005
                                                                         --------------      -------------
                                                                                               (unaudited)
Assets
Current assets
    Cash and cash equivalents                                               $15,321              $17,281
    Accounts receivable, net                                                 16,370               13,179
    Inventories                                                               3,228                3,097
    Prepaid expenses and other                                                4,832                5,598
    Assets held for sale                                                     43,076               42,982
                                                                        -------------         ------------
         Total current assets                                                82,827               82,137
Property and equipment, net                                                 152,793              150,638
Investment in joint venture                                                   5,351                5,436
Deposits and other assets, net                                               36,203               35,494
                                                                        -------------         ------------
         Total assets                                                      $277,174             $273,705
                                                                        =============         ============


Liabilities and Stockholder's Equity
Current liabilities
      Accounts payable                                                       $8,534               $6,944
      Current portion of notes payable                                          119                  119
      Bank credit facility classified as currently payable                   36,036               36,724
      Other accrued liabilities                                              33,224               28,195
      Liabilities related to assets held for sale                             5,783                4,315
                                                                      --------------        -------------
         Total current liabilities                                           83,696               76,297
Notes payable, net of current portion                                       155,272              155,272
                                                                      --------------        -------------
         Total liabilities                                                  238,968              231,569
                                                                      --------------        -------------
Contingencies and Commitments
Stockholder's equity
     Common stock (no par value; 10,000 shares authorized;
       100 shares issued andoutstanding)                                         --                  --
     Paid-in capital in excess of par value                                  50,000               53,000
     Retained earnings (deficit)                                            (11,794)             (10,864)
                                                                      --------------       -------------
         Total stockholder's equity                                          38,206               42,136
                                                                      --------------       -------------
         Total liabilities and stockholder's equity                        $277,174             $273,705
                                                                      ==============       =============

               The accompanying notes are an integral part of these financial statements.


                                Poster Financial Group, Inc.
                       (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                      Unaudited Consolidated Statements of Operations
                                   (Thousands of dollars)



                                                          March 31, 2004     March 31, 2005
                                                          --------------     ---------------
Revenues
         Casino                                                 $28,677            $33,724
         Rooms                                                    9,561             13,880
         Food and beverage                                        8,692             12,164
         Entertainment, retail and other                          2,647              2,743
                                                          --------------    ----------------
                  Gross revenues                                 49,577             62,511
                  Promotional allowances                         (5,593)            (7,591)
                                                          --------------    ----------------
                  Net revenues                                   43,984             54,920
                                                          --------------    ----------------
Costs and expenses
         Casino                                                  15,642             20,596
         Rooms                                                    3,542              4,932
         Food and beverage                                        5,537              7,593
         Entertainment, retail and other                          2,201              2,417
         Provision for doubtful accounts                            606                916
         General and administrative                               8,226             10,645
         Severance payments                                          --              1,268
         (Gain) loss on disposal of fixed assets                     --                 (3)
         Depreciation and amortization                            2,520              4,024
                                                          --------------    ----------------
                  Total cost and expenses                        38,274             52,388
                                                          --------------    ----------------
         Operating income (loss)                                  5,710              2,532
                                                          --------------    ----------------
Other income (expense)
         Equity in loss of joint venture                            (83)              (150)
         Interest income                                             76                  8
         Interest expense                                        (3,951)            (4,555)
                                                          --------------    ----------------
                  Total other income (expense)                   (3,958)            (4,697)
                                                          --------------    ----------------
Income (loss) from continuing operations                          1,752             (2,165)

Discontinued Operations
Income from discontinued operations                               1,410              3,095
                                                          --------------    ----------------

Net income (loss)                                                $3,162               $930
                                                          ==============    ================


          The accompanying notes are an integral part of these financial statements.




                                      Poster Financial Group, Inc.
                             (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                            Unaudited Consolidated Statements of Cash Flows
                                        (Thousands of dollars)




                                                                                                 March 31,        March 31,
                                                                                                   2004             2005
                                                                                               --------------   --------------

Cash flows from operating activities
Net income (loss)                                                                                     $3,162             $930
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                 2,769            4,039
         Provision for doubtful accounts                                                                 611              916
         Gain on sale of assets                                                                            --            (486)
         Equity in loss of joint venture                                                                  83              150
Changes in operating assets and liabilities, net of amounts resulting from acquisition of the Golden Nugget Group:
         (Increase) Decrease in accounts receivable                                                   (3,433)           2,387
         (Increase) Decrease in inventories                                                               31              230
         (Increase) Decrease in prepaid expenses and other                                            (1,936)            (751)
         (Increase) Decrease in deposits and other assets                                              2,415              637
         Increase (Decrease) in accounts payable                                                      (6,060)            (462)
         Increase in other accrued liabilities                                                         5,415           (4,754)
                                                                                               --------------   --------------

                  Net cash provided by operating activities                                            3,057            2,836
                                                                                               --------------   --------------


Cash flows from investing activities
Acquisition of property, equipment and improvements                                                   (2,065)          (2,189)
Acquisition of the Golden Nugget Group, net of cash acquired of $11,942                             (201,782)              --
Proceeds from sale of equipment                                                                           --            1,125
Contributions to joint venture                                                                            --             (235)
(Increase) Decrease in restricted cash                                                               159,548               --
                                                                                                --------------   --------------

                  Net cash used in investing activities                                              (44,299)          (1,299)
                                                                                               --------------   --------------


Cash flows from financing activities
Payments on senior secured notes payable                                                                  --             (700)
Proceeds from issuance of term loan                                                                   20,000               --
Net borrowings under revolving credit facility                                                         1,154            1,388
Change in bank overdraft                                                                               5,561           (2,871)
Additional contributions of equity from PB Gaming                                                     39,117            3,000
                                                                                               --------------   --------------

                  Net cash provided by financing activities                                           65,832              817
                                                                                               --------------   --------------

Net increase in cash and cash equivalents                                                             24,590            2,354
Cash related to discontinued operations                                                                   --           (9,192)
Cash and cash equivalents, beginning of period                                                            --           24,119
                                                                                               --------------   --------------
Cash and cash equivalents, end of period                                                            $ 24,590          $17,281
                                                                                               ==============   ==============


                The accompanying notes are an integral part of these financial statements.


                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements



1.  Organization

         Poster Financial Group, Inc. ("Poster Financial" or the "Company") is a Nevada corporation, formed on June 2, 2003 as a holding corporation, for the purpose of completing the acquisition (the "Acquisition") of the Golden Nugget Group, as more fully described in Note 3. The Company is a wholly owned subsidiary of PB Gaming, Inc. ("PB Gaming" or the "Parent").

         After completion of the Acquisition, the Company owns and operates the following entities:

         o The Golden Nugget--Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation ("GNLV").

         o The Golden Nugget--Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation ("GNL"). On November 8, 2004, the Company entered into an agreement to sell all the issued and outstanding capital stock of GNL. See Notes 2 and 7.

         GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC ("GNE"), a Nevada limited liability company. GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the "Fremont Street Experience") organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget--Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

         The Acquisition closed on January 23, 2004. The total purchase price for the Golden Nugget Group was approximately $216.7 million, comprised of a base purchase price of $215.0 million, adjusted for working capital of the Group at the date of closing (a decrease in the purchase price of approximately $1.8 million at closing) and transaction expenses of approximately $3.5 million.

         On February 4, 2005, Poster Financial entered into an agreement (the "Landry's Purchase Agreement") to sell the Golden Nugget Hotel-Casino Las Vegas to Houston, Texas-based Landry's Restaurants, Inc. ("Landry's") for approximately $140 million in cash, and an additional payment by Landry's for certain working capital liabilities. Under the terms of the transaction, PB Gaming agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. ("LSRI"), a wholly owned subsidiary of Landry's.

         Landry's informed Poster Financial that on May 11, 2005, LSRI assigned to Landry's Gaming, Inc., a newly formed Nevada corporation and wholly owned subsidiary of Landry's ("Landry's Gaming"), all of LSRI's rights, interests and obligations in, to and under the Landry's Purchase Agreement, and Landry's Gaming accepted and assumed all rights, interests and obligations of LSRI under the Landry's Purchase Agreement and agreed to be bound by the terms of the Landry's Purchase Agreement as the assignee of LSRI. This assignment and assumption does not relieve LSRI of its obligations under the Landry's Purchase Agreement.

         Pursuant to the terms of the Landry's Purchase Agreement, LSRI deposited $25 million into an escrow account with Chicago Title of Nevada, Inc., the escrow agent, as a non-refundable deposit, except as otherwise expressly provided in the Landry's Purchase Agreement. Landry's Gaming may terminate the Landry's Purchase Agreement for any reason or no reason in its sole and absolute discretion.

         Under the terms of the Landry's Purchase Agreement, the outstanding 8 3/4% Senior Secured Notes due 2011 (the "Senior Notes") will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry's Purchase Agreement, amounts outstanding at closing under the Company's senior secured credit facility will be paid off by Landry's or Landry's will seek consent from the lender under such facility for such amounts to remain outstanding.

2.  Significant Accounting Policies and Basis of Presentation

         The consolidated financial statements included of the Company as of March 31, 2005 and for the three month period then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the Company as of December 31, 2004 and for the period from June 2, 2003 (inception) through December 31, 2003.

         Principles of Consolidation

         All inter-company accounts and transactions between the Company and GNLV and GNL are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation.

         On November 8, 2004, the Company entered into an agreement to sell all of the issued and outstanding capital stock of GNL, which sale was not completed at March 31, 2005. At March 31, 2005, the Company anticipated the transaction to close in 2005. Consequently, the assets of GNL as of December 31, 2004 and March 31, 2005 are classified on the consolidated balance sheet as assets held for sale, and the liabilities of GNL are classified as liabilities related to assets held for sale. The results of operations for GNL are reflected in discontinued operations in the accompanying consolidated statements of operations for the three month periods ended March 31, 2004 (reflecting the period when GNL was owned by the Company, from January 23, 2004 through December 31, 2004) and March 31, 2005. See Note 7 - Discontinued Operations.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

         Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of March 31, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

         Revenue Recognition and Promotional Allowances

         Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("casino front money") and for chips in the customer's possession ("outstanding chip liability"). Casino revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force ("EITF") consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Under the guidance of the EITF, the Company recognizes sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

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

         The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

                                              For the Three    For the Three
                                               Months Ended    Months Ended
                                              March 31, 2004  March 31, 2005
                                              --------------  --------------

Rooms                                                $2,163          $2,209
Food and beverage                                     6,303           6,331
Other                                                   749             547
                                              --------------  --------------
                                                     $9,215          $9,087
                                              ==============  ==============


         The estimated retail value of such promotional allowances is included in operating revenues as follows:

                                             For the Three   For the Three
                                              Months Ended    Months Ended
                                             March 31, 2004  March 31, 2005
                                              --------------  --------------
Rooms                                                $3,085        $3,369
 Food and beverage                                    5,481         5,863
Other                                                   630           375
                                              --------------  --------------
                                                     $9,196        $9,607
                                              ==============  ==============

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

         The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. Results of operations for the acquired companies have been reflected in the Company's financial statements from the day the acquisition closed.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired (amounts in thousands):

                                                                                             Adjusted
                                                                                             Purchase
                                                          At               Revision           Price
                                                   January 23, 2004       in Estimate       Allocation
                                                   ------------------  ------------------  -------------

Working Capital Items
Cash and cash equivalents                          $          11,943   $              --   $     11,943
Accounts receivable, net                                       4,219                  --          4,219
Inventories                                                    3,918                  --          3,918
Prepaid expenses and other                                     4,646                  --          4,646
Deposits and other assets                                      2,357                  --          2,357
Accounts payable and accrued liabilities                     (22,292)                 --        (22,292)
Notes payable                                                   (500)                 --           (500)
                                                   ------------------  -----------------  -------------
Subtotal--Working Capital Items                                 4,291                 --          4,291
                                                   ------------------  -----------------  -------------

Long-lived Assets:
Property & Equipment
Land                                                          19,992               1,071         21,063
Buildings                                                    132,620              (4,699)       127,921
Construction in Progress                                       2,686                 162          2,848
FFE and Equipment                                             29,900               1,978         31,878
Intangibles
Tradename                                                     12,458                 666         13,124
Player Club                                                    4,585                 300          4,885
Artwork and Display Nugget                                     2,432                 177          2,609
Investment in Joint Venture                                    4,760                 345          5,105
                                                   ------------------  ------------------  -------------
Subtotal--long-lived assets                                  209,433                  --        209,433
                                                   ------------------  ------------------  -------------
Total purchase price allocated                     $         213,724   $              --   $    213,724
                                                   ==================  ==================  =============

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

         Had the Acquisition taken place on January 1, 2004, results of operations would have reflected the following pro forma amounts for the three month period ended March 31, 2004 (amounts in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                                   2004
                                                              ---------------
            Net revenues                                      $       56,151
                                                              ---------------
            Operating income                                  $        8,843
                                                              ---------------
            Net income from continuing operations             $        4,478
                                                              ---------------


         The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group for the period January 1 through January 22, 2004; elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.3 million are included in the actual results for the three months ended March 31, 2004 but have been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.


4.  Supplemental information relating to Cash Flows

         The following is supplemental cash flow information relating to interest paid and distributions (for income taxes) to PB Gaming:


                                             For the Three     For the Three
                                              Months Ended     Months Ended
                                             March 31, 2004   March 31, 2005
                                             --------------   --------------
                                               (in thousands of dollars)
                                             -------------------------------
    Interest paid                                     $  3           $716
                                             --------------   --------------
    Distributions for income taxes                    $ --           $ --
                                             ==============   ==============

         The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Golden Nugget Acquisition (in thousands of dollars):


         Accounts receivable                                      $4,219
         Inventories                                               3,918
         Prepaid expenses and other                                4,646
         Property and equipment                                  184,987
         Tradename and other intangibles                          17,023
         Investment in joint venture                               4,995
         Deposits and other assets                                 4,786
         Accounts payable                                         (2,098)
         Other accrued liabilities                               (20,194)
         Notes payable                                              (500)
                                                           -------------
                                                                $201,782
         Plus, cash acquired                                      11,942
                                                           -------------
Total purchase price and acquisition costs                      $213,724
                                                           =============


5.   Employee Benefit Plan

         Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $2.4 million for the three month period ended March 31, 2005 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to its casino operations are material.

         The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the "Other accrued liabilities" caption in the accompanying consolidated balance sheets.

         The Company sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees' contributions up to a maximum of 2 percent of an employees' eligible compensation. The Company recorded charges for matching contributions of approximately $189,000 for the three month period ended March 31, 2005.

6.  Fremont Street Experience

         The Company indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company's share of earnings, losses, capital contributions and distributions. Activity relating to the Company's investment in the Fremont Street Experience for the period from the date of Acquisition through March 31, 2005 is as follows (in thousands of dollars):

        Acquisition of investment                                 $5,105
        Contributions                                                939
        Equity in loss of joint venture                             (608)
                                                              -----------
        Investment Balance--end of period                          $5,436
                                                              ===========

         The investment balance reflects the Company's member's equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Golden Nugget Group's proportional interest in profits or losses, as well as an additional $1.8 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

         The $5.4 million member's equity carried by the Golden Nugget Group is approximately $0.3 million less than the proportional amount of members' capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the Acquisition.

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

         Summarized financial information of the Fremont Street Experience is as follows:

                                                                   As of
                                                               March 31, 2005
                                                               (in thousands
                                                                of dollars)
                                                               --------------
        Current assets                                                 $1,695
        Non-current assets                                             42,511
                                                               --------------
        Total assets                                                  $44,206
                                                               ==============

        Current liabilities                                               215
        Non-current liabilities                                        16,125
        Preferred member contribution                                   3,040
        Members' capital                                               24,826
                                                               --------------
        Total liabilities and members' capital                        $44,206
                                                               ==============

                                                                Three Months
                                                                   Ended
                                                               March 31, 2005
                                                               --------------
        Total revenues                                                 $1,252
        Costs and expenses                                              2,574
                                                               --------------
        Net loss                                                     $(1,322)
                                                               ==============


         The proportionate share of the Company's loss of the Fremont Street Experience for the three months ended March 31, 2005 is approximately $150,000.

7.  Discontinued Operations

         On November 8, 2004, Poster Financial entered into a stock purchase agreement (the "Barrick Purchase Agreement") to sell the Golden Nugget --Laughlin to Las Vegas-based gaming and real estate company, Barrick
Gaming Corporation ("Barrick") for $31 million, plus working capital at the closing of the transaction as calculated under the Barrick Purchase Agreement. The transaction includes a 24-month license agreement for the limited use of the Golden Nugget--Laughlin name and brand. The parties previously agreed to extend the outside termination date of the Barrick Purchase Agreement from May 8, 2005 to May 31, 2005.

         On May 16, 2005, Poster Financial received a letter from Barrick's outside counsel purporting to terminate the Barrick Purchase Agreement on the grounds that Poster Financial and certain of its affiliates allegedly breached certain provisions of the Barrick Purchase Agreement. In addition, Barrick alleges that it is entitled to the $1 million it placed into escrow upon the execution of the Barrick Purchase Agreement. Poster Financial vigorously disputes any assertion that it has breached any of the provisions of the Barrick Purchase Agreement or that Barrick is entitled to any of the funds that were placed into the escrow account. Poster Financial does not believe that Barrick has the right to terminate the Barrick Purchase Agreement pursuant to the terms thereof. Poster Financial is currently considering all possible rights and remedies it might have against Barrick under the Barrick Purchase Agreement or otherwise.

         As of the date of this filing, Barrick has not secured gaming approval for the transaction nor has the transaction been placed on the agenda announcing the regularly scheduled May 2005 meeting of the Nevada Gaming Commission. The Nevada Gaming Commission has the authority to call a special meeting to consider items that are not placed on the agenda of a regularly scheduled meeting. Under Nevada law, the Nevada Gaming Commission would need to provide at least three working days public notice of any special meeting and the agenda items. As of the date of this filing, no special meeting of the Nevada Gaming commission has been scheduled or noticed to consider the transaction. As noted above, the transaction cannot close without the approval of the Nevada Gaming Commission.

         In light of the foregoing, we believe that Barrick will not be able to satisfy the closing conditions contained in the Barrick Purchase Agreement and therefore we do not believe that the sale of the Golden Nugget--Laughlin pursuant to the Barrick Purchase Agreement will be consummated. If the transaction has not closed by May 31, 2005, the Barrick Purchase Agreement will automatically terminate in accordance with its terms and thereafter will be of no further force and effect.

         The Landry's Purchase Agreement provides that if the sale of the Golden Nugget--Laughlin were consummated, Poster Financial would apply, within a reasonable time after the consummation of the transaction, the net proceeds from such transaction to pay any amounts due and payable, including accrued and unpaid interest, under the Credit Facility.

         In the event the Barrick Purchase Agreement terminates in accordance with its terms, Landry's Gaming would acquire the Golden Nugget--Laughlin in addition to the Golden Nugget--Las Vegas because the Golden Nugget--Laughlin would remain a wholly owned subsidiary of Poster Financial. Under the terms of the Landry's Purchase Agreement, there is no adjustment to the purchase price for the acquisition of the Golden Nugget--Laughlin because the net proceeds that would have been applied to outstanding balances under the Credit Facility would not have been received from Barrick.

         On March 24, 2005, in connection with the proposed sale of the Golden Nugget--Laughlin, we sold a motel formerly used by the Golden Nugget--Laughlin to an unrelated third party. The motel is located in Bullhead City, Arizona and occupies approximately two acres of land. Net proceeds from the sale were approximately $1.1 million and were used to pay down debt outstanding under the Credit Facility.

         The net consideration for the proposed sale of the Golden Nugget Laughlin and the estimated market value of the motel sold to a separate buyer exceed the carrying value of the related assets at March 31, 2005. Accordingly, no impairment is indicated and no adjustments have been reflected in the accompanying financial statements. GNL has previously been operated as a business segment of the Company.

         The results of GNL are reflected as discontinued operations in the accompanying Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004, since the date GNL was acquired as part of the Acquisition. Net revenues of GNL for the period from January 23, 2004 (date of Acquisition) through March 31, 2004 were $44 million and income from continuing operations for the same period was $2,098.

         The following table summarizes the assets and liabilities of GNL as of March 31, 2005 that are included as assets and liabilities held for sale in the accompanying Consolidated Balance Sheet:

                                                              As of
                                                          March 31, 2005
                                                          (in thousands
                                                           of dollars)
                                                          ---------------
        Cash                                                      $9,192
        Accounts receivable                                          222
        Inventory                                                    596
        Prepaid expenses and other                                 1,410
                                                          ---------------
             Total current assets                                 11,420
        Property and equipment, net                               30,767
        Other assets                                                 795
                                                          ---------------
           Total assets                                           42,982

        Accounts payable                                          (1,798)
        Other current liabilities                                 (2,516)
                                                          ---------------
           Total liabilities                                      (4,315)
                                                          ---------------
        Net assets                                               $38,667
                                                          ===============


8.  Segment Information

         The Company owns and operates the Golden Nugget -- Las Vegas and the Golden Nugget Laughlin. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage. The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales.

         As a result of the pending sale of GNL, the results of the Company presented in continuing operations are a single segment.


9.     Commitments and Contingences

         Licensing Contingency

         The Company conducts licensed gaming operations in Nevada. The Nevada gaming authorities control approval of ownership interests in gaming operations.

         On January 22, 2004, the Nevada Gaming Commission ("NGC") found the principal shareholders (the "Shareholders") of PB Gaming (who are also the Chief Executive Officer and Chief Operating Officer of Poster Financial) suitable as officers, directors and shareholders of PB Gaming and as officers and directors of Poster Financial, and issued licenses to them as officers and directors of GNLV and GNL. The findings of suitability and licenses issued to the Shareholders expire in January 2008. During the four-year period in which the findings of suitability and licenses are in effect, the Shareholders may apply for new unlimited findings of suitability and licenses. No assurance can be given that such applications would be granted without further limitation or at all. If the Shareholders were found unsuitable, they would be required to be removed from their positions as officers and directors and PB Gaming could be required to redeem the stock in PB Gaming held by them at a price equal to fair market value. Such an event could result in the liquidation of PB Gaming and the Company.

         Severance Payment

         On March 4, 2005, Poster Financial and each of its wholly owned subsidiaries entered into a Separation Agreement and General Release (the "Separation Agreement") with Maurice Wooden, the former Chief Operating Officer of Poster Financial. The Separation Agreement provides for Mr. Wooden's resignation, effective as of March 4, 2005, from his position as Chief Operating Officer and a director of Poster Financial and his resignation from all positions as an officer, director or manager of Poster Financial, each of Poster Financial's wholly owned subsidiaries and the Fremont Street Experience LLC (collectively, the "Poster Companies").

         Under the terms of the Separation Agreement, Poster Financial has agreed to pay Mr. Wooden a separation payment equal to $1.25 million (the "Separation Payment"), less all applicable withholdings. Mr. Wooden has agreed to release PB Gaming, the Poster Companies, as well as LSRI and Landry's, and each of the foregoing entities' respective parents, subsidiaries and affiliates from all claims arising from the beginning of time to the date of the Separation Agreement, including but not limited to claims relating to (i) Mr. Wooden's employment relationship with the Poster Companies, (ii) all positions Mr. Wooden previously held with the Poster Companies, (iii) the termination of Mr. Wooden's employment relationship and positions with the Poster Companies and (iv) all claims arising under the Employment Agreement, dated as of October 29, 2003, by and between Poster Financial and Mr. Wooden, which employment agreement has been terminated as a result of the Separation Agreement.

         The Separation Agreement provides that Mr. Wooden, for the period commencing on March 4, 2005 and continuing until the earlier to occur of the one year anniversary of the Closing Date (as such term is defined in the Landry's Purchase Agreement) or October 31, 2006 (such period being referred to as the "Noncompete Period"), shall not be employed by or otherwise associated with any entity engaged in gaming in the State of Nevada or within a 150 mile radius of any jurisdiction in which any member of the Poster Companies is engaged in gaming during the Noncompete Period. Mr. Wooden has further agreed that in the event of his breach of such noncompete obligations, he will immediately become liable to the Company for a pro rata portion of the Separation Payment.

         The Separation Agreement also provides that Mr. Wooden, for the period commencing on March 4, 2005 and continuing until February 28, 2007, will not solicit customers, prospective customers or employees of the Poster Companies and, at all times, will not disclose any trades secrets or proprietary or other confidential information concerning any member of the Poster Companies.

10.   Long-term debt

Notes

         On December 3, 2003, the Company issued $155 million aggregate principal amount of the "Senior Notes" to finance a portion of the purchase price of the Acquisition. All payments with respect to the Senior Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company's current and future restricted subsidiaries on a senior secured basis. The Company's "restricted subsidiaries," which are subject to many of the restrictive covenants in the indenture governing the Senior Notes, currently are GNLV and GNL the Company's wholly owned subsidiaries, and GNE, a wholly owned subsidiary of GNLV. The Senior Notes and the guarantees are secured by a pledge of capital stock of the Company's restricted subsidiaries and a security interest in substantially all of the Company's and the guarantors' current and future assets. Such security interest is junior to the security interest granted to the lenders under the Company's Credit Facility (as defined below). Interest on the Notes is payable on June 1 and December 1 of each year.

Credit Facility

         On January 23, 2004, the Company entered into the Credit Facility, which was established pursuant to a loan and security agreement with Wells Fargo Foothill, Inc. as administrative agent. The Credit Facility consists of a $20.0 million amortizing term loan and a $15.0 million revolver (subsequently amended to $25.0 million).

         The Credit Facility contains covenants, including, among other things, financial covenants, limitations on the Company from disposing of assets, entering into mergers and certain acquisitions, incurring liens or indebtedness, and entering into transactions with affiliates. The Company's obligations under the Credit Facility are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company's subsidiaries. The Company's obligations under the Credit Facility are also secured by a pledge of capital stock of the Company's restricted subsidiaries and the Company's interest in the Fremont Street Experience, as well as a first priority lien on substantially all of the Company's and the guarantors' current and future assets. Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus a 4% margin, or the Base Rate, defined as the bank's prime rate plus a 3% margin.

         At March 31, 2005, the Company failed to satisfy the financial covenants under the loan and security agreement. On March 31, 2005, the Company entered into a commitment letter arrangement with their lender, which on May 2, 2005, was formalized into an amendment to the loan and security agreement relating to its Credit Facility. The amendment modifies financial ratios and covenants to cure certain defaults (which had been previously waived by the lenders) and to permit the sale of the Golden Nugget -- Laughlin. The amendment changed the calculation of EBITDA by adding back to EBITDA severance costs of up to $2,500,000 and the $150,000 fee for the amendment.

11.   Summarized Financial Information

         All payments with respect to the Senior Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company's subsidiaries. The Senior Notes are also collateralized by a pledge of capital stock of the Company's subsidiaries and a security interest in substantially all of the Company's and the guarantors' current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

         Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of March 31, 2005 and for the three months ended March 31, 2005.

                                              Poster Financial Group, Inc.
                                     (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                                       Notes of Consolidated Financial Statements


                                              Consolidating Balance Sheets
                                                    March 31, 2005

                                                                                                 Consolidating/
                                                                     Poster        Guarantor       Eliminating
                                                                    Financial     Subsidiaries       Entries             Total
                                                                   -----------    ------------   --------------       -----------
Assets
Current assets
         Cash and cash equivalents                                        $--          $17,281         $   --            $17,281
         Accounts receivable, net                                          --           13,179             --             13,179
         Inventories                                                       --            3,097             --              3,097
         Prepaid expenses and other                                       296            5,302             --              5,598
              Intercompany receivables                                     --            1,945         (1,945)  (a)           --
              Assets held for sale                                         --           42,982             --             42,982
                                                                   -----------    ------------   --------------       -----------
                  Total current assets                                    296           83,786         (1,945)            82,137
Property and equipment, net                                                --          150,638             --            150,638
Investment in Subsidiaries                                            230,654               --       (230,654)  (b)           --
Investment in joint venture                                                --            5,436             --              5,436
Deposits and other assets, net                                         10,111           35,036         (9,653)  (c)       35,494
                                                                   -----------    ------------   --------------       -----------
         Total assets                                                $241,061         $274,896      $(242,252)          $273,705
                                                                   ===========    ============   ==============       ===========

Liabilities and Stockholder's Equity
Current liabilities
         Accounts payable                                                 $87           $6,857            $--             $6,944
         Current portion of notes payable                                  --              119             --                119
              Bank credit facility classified as currently
  payable                                                              36,724           17,900        (17,900)  (c)       36,724
         Other accrued liabilities                                      4,916           23,279             --             28,195
              Amounts due to affiliates                                 2,198               --         (2,198)  (a)           --
         Liabilities related to assets held for sale                       --            4,315             --              4,315
                                                                   -----------    ------------   --------------       -----------
     Total liabilities                                                 43,925           52,470        (20,098)            76,297

Notes payable pushed down from parent company, net of current
  portion                                                             155,000          155,000       (155,000)  (c)      155,000
Notes payable to non-affiliates, net of current portion                    --              272             --                272
                                                                   -----------    ------------   --------------       -----------
         Total liabilities                                            198,925          207,742       (175,098)           231,569


Stockholder's equity                                                   42,136           67,154        (67,154)            42,136
                                                                   -----------    ------------   --------------       -----------
         Total liabilities and stockholder's equity                  $241,061         $274,896      $(242,252)          $273,705
                                                                   ===========    ============   ==============       ===========


_______________________

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


                                             Poster Financial Group, Inc.
                                    (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                                   Notes to Unaudited Consolidated Financial Statements


                                         CONSOLIDATING STATEMENT OF OPERATIONS
                                                    March 31, 2005

                                                                                           Consolidating/
                                                                 Poster       Guarantor     Eliminating
                                                                Financial    Subsidiaries     Entries             Total
                                                                ---------    ------------  --------------     ------------
Net Revenues                                                         $--        $54,920            $--           $54,920
                                                                ---------    ------------  --------------     ------------


Cost and expenses
         Casino-hotel operations                                      --         36,454             --            36,454
         General and administrative                                  138         11,772             --            11,910
         Depreciation and amortization                                --          4,024             --             4,024
                                                                ---------    ------------  --------------     ------------
                  Total costs and expenses                           138         52,250             --            52,388
                                                                ---------    ------------  --------------     ------------
      Operating income                                              (138)         2,670             --             2,532
                                                                ---------    ------------  --------------     ------------
Other income (expense)
         Equity in loss of joint venture                              --           (150)            --              (150)
           (150)
         Equity in income of subsidiaries                          1,068             --         (1,068) (a)           --
         Interest income                                              --              8             --                 8
              Interest expense                                    (4,546)            (9)            --            (4,555)
         Interest expense associated with pushed
              down indebtedness                                       --         (4,546)         4,546  (b)           --
                                                                ---------    ------------  --------------     ------------
                  Total other income (expense)                    (3,478)        (4,697)         3,478            (4,697)
                                                                ---------    ------------  --------------     ------------
Income (loss) from continuing operations                          (3,616)        (2,027)         3,478            (2,165)

Income (loss) from discontinued operations                            --          3,095             --             3,095
                                                                ---------    ------------  --------------     ------------
   Net income (loss)                                             $(3,616)        $1,068         $3,478              $930
                                                                =========    ============  ==============     ============

_________________

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

                                         Poster Financial Group, Inc.
                               (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                            Notes to Unaudited Consolidated Financial Statements


                                    CONSOLIDATING STATEMENT OF CASH FLOWS
                                               March 31, 2005


                                                                                                Consolidating/
                                                                    Poster        Guarantor       Eliminating
                                                                  Financial     Subsidiaries        Entries         Total
                                                                  ---------     ------------    --------------   ----------
Cash flows from operating activities                               $(3,688)         $6,524        $      --        $2,836
                                                                  ---------     ------------    --------------   ----------


Cash flows from investing activities
   Acquisition of property and equipment                                --          (2,189)              --        (2,189)
    Proceeds from sale of property and equipment                        --           1,125               --         1,125
    Contributions to joint venture                                      --            (235)              --          (235)
                                                                  ---------     ------------    --------------   ----------
          Net cash used in investing activities                         --          (1,299)              --        (1,299)
                                                                  ---------     ------------    --------------   ----------
Cash flows from financing activities
    Payments on senior secured notes payable                          (700)             --               --          (700)
    Net borrowings under revolving credit facility                   1,388              --               --         1,388
    Change in bank overdraft                                            --          (2,871)              --        (2,871)
    Additional contributions of equity from PB Gaming                3,000              --               --         3,000
                                                                  ---------     ------------    --------------   ----------
           Net cash provided by financing activities                 3,688          (2,871)              --           817
                                                                  ---------     ------------    --------------   ----------
Net increase in cash and cash equivalents                               --           2,354               --         2,354
Cash related to discontinued operations                                 --          (9,192)              --        (9,192)
Cash and cash equivalents, beginning of period                          --          24,119               --        24,119
                                                                  ---------     ------------    --------------   ----------
Cash and cash equivalents, end of period                           $    --         $17,281         $     --       $17,281
                                                                  =========     ============    ==============   ==========

                                   Golden Nugget Group
                               (A division of MGM MIRAGE)

      Unaudited Combined Statements of Operations and Changes in Division Equity



                                                           Period from
                                                         January 1, 2004
                                                         to January 22,
                                                            2004 (Date
                                                        Immediately Prior
                                                        to Acquisition by
                                                        Poster Financial)
                                                       ------------------
                                                         (in thousands of
                                                             dollars)

Revenues
Casino                                                          $7,890
Rooms                                                            2,610
Food and beverage                                                2,491
Entertainment, retail and other                                    711
                                                         ----------------
         Gross revenue                                          13,702
         Promotional allowances                                 (1,535)
                                                         ----------------
         Net revenues                                           12,167
                                                         ----------------

Costs and expenses
Casino                                                           4,144
Rooms                                                            1,202
Food and beverage                                                1,749
Entertainment, retail and other                                    506
Provision for doubtful accounts                                    108
General and administrative                                       1,939
Depreciation                                                       782
Management fee                                                     685
                                                         ----------------
         Total costs and expenses                               11,115
                                                         ----------------
Operating income                                                 1,052
                                                         ----------------
Other income (expense)
Equity in loss of joint venture                                    (26)
Interest income                                                      2
Interest expense                                                    (3)
Intercompany interest expense                                     (206)
                                                         ----------------
         Total other expense                                      (233)
                                                         ----------------
Income from continuing operations before income taxes              819
Income tax (provision) benefit                                    (258)
                                                         ----------------
Income from continuing operations                                  561
                                                         ----------------
Discontinued Operations
Income from discontinued operations before income taxes            155
Income tax (provision) benefit                                     (48)
                                                         ----------------
Income from discontinued operations                                107
                                                         ----------------
Net income (loss)                                                  668
Division equity beginning of period                              7,855
                                                         ----------------
Division equity end of period                                   $8,523
                                                         ================

              The accompanying notes are an integral part of these
                        combined financial statements.

                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                  Unaudited Combined Statements of Cash Flows




                                                                            Period from
                                                                          January 1, 2004
                                                                          to January 22,
                                                                             2004 (Date
                                                                          Immediately Prior
                                                                          to Acquisition by
                                                                          Poster Financial)
                                                                          ----------------
                                                                           (in thousands
                                                                             of dollars)

Cash flows from operating activities
Net (loss) income                                                                   $668
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities
         Depreciation                                                                806
         Provision for doubtful accounts                                             107
         Gain on sale of assets                                                       --
         Equity in loss of joint venture                                              26
Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                  923
         Decrease (increase) in due from Poster Financial                            376
         Decrease (increase) in inventories                                           95
         Decrease (increase) in prepaid expenses and other                           633
         Decrease (increase) in deposits and other assets                             22
         Increase (decrease) in accounts payable, net of change
           in bank overdraft                                                        (380)
         Increase (decrease) in other accrued liabilities                          1.736
                                                                          ----------------
                  Net cash provided by operating activities                        5,012
                                                                          ----------------

Cash flows from investing activities
Acquisition of property, equipment and improvements                               (4,436)
Contributions to joint venture                                                      (235)
Proceeds from sale of equipment                                                       --
                                                                          ----------------
                  Net cash used in investing activities                           (4,671)
                                                                          ----------------

Cash flows from financing activities
Repayments of other debt                                                              --
Change in bank overdraft                                                          (4,996)
Change in amounts payable to MGM MIRAGE and affiliates, net                       (3,456)
                                                                          ----------------
                  Net cash used in financing activities                           (8,452)
                                                                          ----------------
Net increase (decrease) in cash and cash equivalents                              (8,111)
Cash and cash equivalents, beginning of period                                    23,904
                                                                          ----------------
Cash and cash equivalents, end of period                                         $15,793
                                                                          ================

Supplemental cash flows information:
Interest paid
Nonaffiliates                                                                       $ --
Affiliates                                                                          $ --

  The accompanying notes are an integral part of these combined financial statements.


                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                Notes to Unaudited Combined Financial Statements



1.       Organization

         The Golden Nugget Group (the "Group") is a former operating division of MGM MIRAGE ("MGM MIRAGE" or "Parent"), a publicly held Delaware corporation. The Group is comprised of the following entities:

         o The Golden Nugget--Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation wholly owned by MGM MIRAGE ("GNLV").

         o The Golden Nugget--Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation wholly owned by MGM MIRAGE ("GNL").

         o GNLV also has a wholly owned subsidiary, Golden Nugget Experience, LLC ("GNE"), a Nevada limited liability company. As more fully explained in Note 4, GNE is a holding company that has an investment in The Fremont Street Experience Limited Liability Company, a Nevada limited liability company (the "Fremont Street Experience") organized to enhance tourism in downtown Las Vegas, Nevada. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses a city street (Fremont Street), located adjacent to the Golden Nugget--Las Vegas. GNE holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting.

         The management of MGM MIRAGE has made all significant operational and financial decisions of the Group during the periods presented.

         On January 23, 2004, Poster Financial Group, Inc. ("Poster Financial"), a party unrelated to MGM MIRAGE, completed the acquisition of the Group from MGM MIRAGE (the "Acquisition"). The purchase price for the Acquisition was approximately $213.7 million, reflecting a base purpose price of $215.0 million less an adjustment for working capital at the date of the closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.


2.       Significant Accounting Policies and Basis of Presentation

         The combined financial statements included of the Group for the period January 1, 2004 through January 22, 2004 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made.

         The Acquisition described in Note 3 was accounted for as a purchase, and the accounting basis in the assets and liabilities of the Group were adjusted on January 23, 2004 to reflect the allocation of purchase price resulting from the Acquisition. The accompanying financial statements present results of operations and cash flows of the Group for the period from January 1, 2004 through January 22, 2004 (date immediately prior to the Acquisition) utilizing the historical pre-acquisition basis.

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

         Trade receivables, including casino and hotel receivables, are typically noninterest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Group's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of January 22, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

         Stock Based Compensation

         Certain employees are eligible to participate in the stock option plans of the Parent. The Group accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). The Group does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Group's common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Group had applied SFAS 123.

         Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group's net income would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

                                                         Period from
                                                       January 1, 2004
                                                       to January 22,
                                                 2004 (Date Immediately Prior
                                                      to Acquisition by
                                                      Poster Financial)
                                                 ----------------------------

Net income (loss) as reported                                           $668
Stock based compensation under SFAS 123                                  (56)
                                                 ----------------------------
Pro Forma                                                               $612
                                                 ============================


     There was no cost of employee stock-based compensation included in reported net income for the period presented. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3% for the 2004 period; no expected dividend yields for the period presented; expected lives of 5 years for the period presented; and expected volatility of 42% for the 2004 period. There were no options granted in the 2004 period.


3.       Golden Nugget Acquisition

         On January 23, 2004, Poster Financial, an unrelated third party, completed the Acquisition of the Group from MGM MIRAGE. The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.

4.       Fremont Street Experience

         The Group owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Group's share of earnings, losses, capital contributions and distributions. Activity relating to the Group's investment in the Fremont Street Experience is as follows:

                                                    Period from
                                                  ----------------
                                                  January 1, 2004
                                                  to January 22,
                                                     2004 (Date
                                                  Immediately Prior
                                                  to Acquisition by
                                                  Poster Financial)
                                                  ----------------
                                                  (in thousands of
                                                       dollars)
Investment Balance--beginning of period                    $5,187
Contributions                                                   -
Equity in loss of joint venture                               (26)
                                                  ----------------
Investment Balance--end of period                          $5,161
                                                  ================

         The investment balance reflects the Group's member's equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Group's proportional interest in profits or losses, as well as an additional $1.8 million contribution made by the Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

         The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

         Summarized financial information of the Fremont Street Experience is as follows:

                                                           Period from
                                                      ----------------------
                                                         January 1, 2004
                                                         to January 22,
                                                            2004 (Date
                                                        Immediately Prior
                                                        to Acquisition by
                                                        Poster Financial)
                                                      ----------------------
                 Total revenues                                        $274
                 Costs and expenses                                    (423)
                                                      ----------------------
                          Net loss                                    $(149)
                                                      ======================


5.  Segment Information

         The Group owns and operates the Golden Nugget--Las Vegas and the Golden Nugget--Laughlin. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage.

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter- segment sales. Corporate costs have historically been allocated to each business segment through management fees charged by MGM MIRAGE.

         A summary of the operations by business segment is presented below:

                                                                  Period from
                                                                 January 1, 2004
                                                                 to January 22,
                                                             2004 (Date Immediately
                                                                      Prior
                                                                to Acquisition by
                                                                Poster Financial)
                                                           ---------------------------
                                                                  (in thousands
                                                                    of dollars)

Net revenues
         GNLV, CORP.                                                           $12,167
         GNL, CORP.                                                              2,638
                                                           ---------------------------
                  Total                                                        $14,805
                                                           ===========================

Income (loss) from operations:
         GNLV, CORP.                                                            $1,052
         GNL, CORP.                                                                156
                                                           ---------------------------
                  Total                                                         $1,208
                                                           ===========================

Segment depreciation:
         GNLV, CORP.                                                              $782
         GNL, CORP.                                                                 24
                                                           ---------------------------
                  Total                                                           $806
                                                           ===========================

Expenditures for additions to long-lived assets
         GNLV, CORP.                                                            $3,772
         GNL, CORP.                                                                664
                                                           ---------------------------
                  Total                                                         $4,436
                                                           ===========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, general economic conditions in the markets in which the Company operates, competition from other gaming operations, leverage, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks. See "--Cautionary Statement Regarding Forward-Looking Statements."

         In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms the "Company," "we," "us," and "our" refer to Poster Financial Group, Inc. and its subsidiaries and the term "Poster Financial" refers only to Poster Financial Group, Inc. and not its subsidiaries. In this Quarterly Report on Form 10-Q, our parent company, PB Gaming, Inc., is referred to as "PB Gaming."


Overview

The Company

         We own and operate the Golden Nugget--Las Vegas and the Golden Nugget--Laughlin hotel - casinos in Las Vegas and Laughlin, Nevada, respectively. The following table sets forth information about each of the Golden Nugget properties as of March 31, 2005:

                                    Slot     Table    Casino Space
Property                          Machines   Games    (square feet)  Hotel Rooms
--------------------------------- --------  -------  -------------- ------------

Golden Nugget--Las Vegas.........  1,315      55           35,000    1,907
Golden Nugget--Laughlin..........    955      20           32,000      300
                                  --------  -------  -------------- ------------
Total............................  2,270      75           67,000    2,207
                                  ========  =======  ============== ============



         We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget--Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property's wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget--Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. As further discussed under the heading "-- Recent Developments," on November 8, 2004 we entered into an agreement to sell the Golden Nugget--Laughlin, and on February 4, 2005 we entered into an agreement to sell Poster Financial and the Golden Nugget--Las Vegas.

          We also have an investment in The Fremont Street Experience Limited Liability Company ("The Fremont Street Experience LLC"), the entity which owns and operates The Fremont Street Experience. The Fremont Street Experience is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget--Las Vegas is located.

         The Golden Nugget Group

         The operations of the Golden Nugget Group consist of the Golden Nugget--Las Vegas and the Golden Nugget--Laughlin. Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, the Golden Nugget properties offer a wide selection of high-quality amenities to complement their guests' gaming experience.

          Key gaming volume indicators are table game "drop" and slot machine "handle". Table game drop and slot machine handle are casino industry specific terms that are used to identify the amount wagered by patrons at a casino table game or slot machine, respectively. The revenues of the Golden Nugget properties can also be affected by the percentage of gaming volume retained by them, indicated by "win" or "hold" percentages, which we cannot fully control. Hold is calculated by dividing the amount won by the casino by the amount wagered by patrons. Hold percentages vary based on the mix of games on the floor. In addition, while hold percentage is reasonably predictable over periods greater than twelve months, it can fluctuate significantly over shorter periods of time, such as a fiscal quarter, which can affect comparability between periods.

          In the hotel operations of the Golden Nugget properties, key measures are occupancy rates (a volume indicator) and average daily room rate ("ADR," a price indicator). Revenues of the Golden Nugget Group can also be affected by economic and other factors. Domestic leisure travel is dependent on the national economy and the level of consumers' disposable income.

Recent Developments

Sale of Poster Financial

         On February 4, 2005, Poster Financial entered into an agreement (the "Landry's Purchase Agreement") to sell the Golden Nugget Hotel-Casino Las Vegas to Houston, Texas-based Landry's Restaurants, Inc. ("Landry's") for approximately $140 million in cash, and an additional payment by Landry's for certain working capital liabilities. Under the terms of the transaction, PB Gaming agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. ("LSRI"), a wholly owned subsidiary of Landry's.

         Landry's informed Poster Financial that on May 11, 2005, LSRI assigned to Landry's Gaming, Inc., a newly formed Nevada corporation and wholly owned subsidiary of Landry's ("Landry's Gaming"), all of LSRI's rights, interests and obligations in, to and under the Landry's Purchase Agreement, and Landry's Gaming accepted and assumed all rights, interests and obligations of LSRI under the Landry's Purchase Agreement and agreed to be bound by the terms of the Landry's Purchase Agreement as the assignee of LSRI. This assignment and assumption does not relieve LSRI of its obligations under the Landry's Purchase Agreement.

         Pursuant to the terms of the Landry's Purchase Agreement, LSRI deposited $25 million into an escrow account with Chicago Title of Nevada, Inc., the escrow agent, as a non-refundable deposit, except as otherwise expressly provided in the Landry's Purchase Agreement. Landry's Gaming may terminate the Landry's Purchase Agreement for any reason or no reason in its sole and absolute discretion.

         Under the terms of the Landry's Purchase Agreement, our 8 3/4% Senior Secured Notes due 2011 (the "Senior Notes") will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry's Purchase Agreement, amounts outstanding at closing under our senior secured credit facility (the "Credit Facility") will be paid off by Landry's or Landry's will seek consent from the lenders under the Credit Facility for such amounts to remain outstanding.

         It is anticipated that the transaction will close within twelve months of February 4, 2005, subject to customary closing conditions contained in the Landry's Purchase Agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

Sale of the Golden Nugget--Laughlin

         On November 8, 2004, Poster Financial entered into a stock purchase agreement (the "Barrick Purchase Agreement") to sell the Golden Nugget --Laughlin to Las Vegas-based gaming and real estate company, Barrick
Gaming Corporation ("Barrick") for $31 million, plus working capital at the closing of the transaction as calculated under the Barrick Purchase Agreement. The transaction includes a 24-month license agreement for the limited use of the Golden Nugget--Laughlin name and brand. The parties previously agreed to extend the outside termination date of the Barrick Purchase Agreement from May 8, 2005 to May 31, 2005.

         On May 16, 2005, Poster Financial received a letter from Barrick's outside counsel purporting to terminate the Barrick Purchase Agreement on the grounds that Poster Financial and certain of its affiliates allegedly breached certain provisions of the Barrick Purchase Agreement. In addition, Barrick alleges that it is entitled to the $1 million it placed into escrow upon the execution of the Barrick Purchase Agreement. Poster Financial vigorously disputes any assertion that it has breached any of the provisions of the Barrick Purchase Agreement or that Barrick is entitled to any of the funds that were placed into the escrow account. Poster Financial does not believe that Barrick has the right to terminate the Barrick Purchase Agreement pursuant to the terms thereof. Poster Financial is currently considering all possible rights and remedies it might have against Barrick under the Barrick Purchase Agreement or otherwise.

         As of the date of this filing, Barrick has not secured gaming approval for the transaction nor has the transaction been placed on the agenda announcing the regularly scheduled May 2005 meeting of the Nevada Gaming Commission. The Nevada Gaming Commission has the authority to call a special meeting to consider items that are not placed on the agenda of a regularly scheduled meeting. Under Nevada law, the Nevada Gaming Commission would need to provide at least three working days public notice of any special meeting and the agenda items. As of the date of this filing, no special meeting of the Nevada Gaming commission has been scheduled or noticed to consider the transaction. As noted above, the transaction cannot close without the approval of the Nevada Gaming Commission.

         In light of the foregoing, we believe that Barrick will not be able to satisfy the closing conditions contained in the Barrick Purchase Agreement and therefore we do not believe that the sale of the Golden Nugget--Laughlin pursuant to the Barrick Purchase Agreement will be consummated. If the transaction has not closed by May 31, 2005, the Barrick Purchase Agreement will automatically terminate in accordance with its terms and thereafter will be of no further force and effect.

         The Landry's Purchase Agreement provides that if the sale of the Golden Nugget--Laughlin were consummated, Poster Financial would apply, within a reasonable time after the consummation of the transaction, the net proceeds from such transaction to pay any amounts due and payable, including accrued and unpaid interest, under the Credit Facility.

         In the event the Barrick Purchase Agreement terminates in accordance with its terms, Landry's Gaming would acquire the Golden Nugget--Laughlin in addition to the Golden Nugget--Las Vegas because the Golden Nugget--Laughlin would remain a wholly owned subsidiary of Poster Financial. Under the terms of the Landry's Purchase Agreement, there is no adjustment to the purchase price for the acquisition of the Golden Nugget--Laughlin because the net proceeds that would have been applied to outstanding balances under the Credit Facility would not have been received from Barrick.

         On March 24, 2005, in connection with the proposed sale of the Golden Nugget--Laughlin, we sold a motel formerly used by the Golden Nugget--Laughlin to an unrelated third party. The motel is located in Bullhead City, Arizona and occupies approximately two acres of land. Net proceeds from the sale were approximately $1.1 million and were used to pay down debt outstanding under the Credit Facility.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

         Net revenues for the three months ended March 31, 2005 amounted to $54.9 million, a decrease of $1.3 million, or 2.2%, over the three months ended March 31, 2004. The slight decrease in net revenues was attributable to a decrease in table games hold percentage, offset by strong increases in hotel and food and beverage revenues. These increases in non-casino revenues are the result of increased menu prices and room occupancy and ADR for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

         The following table presents detail of our net revenues:

                                            Golden Nugget--Las Vegas
                                    -----------------------------------------
                                          Three Months Ended March 31,
                                    -----------------------------------------
                                                                Percentage
                                      2004(1)        2005         Change
                                    -------------------------- --------------
                                                 (In thousands)
Casino revenue, net:
Table games                            $  13,134    $   9,129          -30.5%
Slots                                     22,376       22,426            0.2%
Other                                      1,057        2,169          105.2%
                                    -------------  -----------

Casino revenue, net                       36,567       33,724           -7.8%
                                    -------------  -----------

Non-casino revenue:
Rooms                                     12,171       13,880           14.0%
Food and beverage                         11,183       12,164            8.8%
Entertainment, retail and other            3,358        2,743          -18.3%
                                    -------------  -----------

Non-casino revenue                        26,712       28,787            7.8%
                                    -------------  -----------

                                          63,279       62,511           -1.2%
Less: Promotional allowances              (7,128)      (7,591)           6.5%
                                    -------------  -----------

                                       $  56,151    $  54,920           -2.2%
                                    =============  ===========


(1) The information presented reflects the results of operations for (i) the first 22 days of January 2004, while the Golden Nugget--Las Vegas was owned by MGM MIRAGE and (ii) the remainder of the quarter through March 31, 2004 while the Golden Nugget--Las Vegas was owned by Poster Financial. A discussion of our operations for those discrete periods in 2004 is not meaningful when compared to the three months ended March 31, 2005. Accordingly, for purposes of "Management's Discussion and Analysis of Financial Condition and Results of Operations", we have presented the quarter ended March 31, 2004 on a combined basis.

Casino Revenues

         Casino revenues during the three months ended March 31, 2005 totaled $33.7 million, a decrease of $2.9 million over the three months ended March 31, 2004. Slot machine revenues accounted for $22.4 million, or 66.5% of casino revenues, and table games revenues accounted for $9.1 million, or 27.0% of the casino revenues for the three months ended March 31, 2005.

         Average win per slot machine per day for the three months ended March 31, 2005 remained relatively flat as compared to the three months ended March 31, 2004. Slot machine handle also remained flat, and table game drop increased 10.3%, as compared to the three months ended March 31, 2004. Win per table game decreased 31.6% over the prior period as a result of a below normal hold. In light of the pending sale to Landry's, we have further reduced our table limits and odds, which resulted in reducing the credit lines issued to patrons.

Non-Casino Revenues

         Room revenues totaled $13.9 million, or 25.3% of net revenues, for the three months ended March 31, 2005 compared to $12.2 million, or 21.7% of net revenues, for the three months ended March 31, 2004. Hotel occupancy during the period was 96.9%, compared to 99.1% for the three months ended March 31, 2004. Overall ADR increased 16.6% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

          Food and beverage revenues for the three months ended March 31, 2005 totaled $12.2 million, or 22.2% of net revenues, compared to $11.2 million, or 19.9% of net revenues, for the three months ended March 31, 2004. Food covers decreased 2.8% during the period, which is a direct result of the decrease in hotel rooms occupied. Average revenue per cover increased 8.9% compared to the three months ended March 31, 2004.

          Entertainment, retail and other revenues decreased $0.6 from $3.3 million for the three months ended March 31, 2004 to $2.7 million for the three months ended March 31, 2005. This decrease was the result of outsourcing our Retail facilities in mid 2004. We now lease the facilities to a third party and receive rental income, instead of operating the facilities directly.

Promotional Allowances

          Promotional allowances provided to gaming patrons for the three months ended March 31, 2005 and 2004, totaled $7.6 million and $7.1 million, respectively, and are characterized in the financial statements as a reduction of gross revenues. The increase is consistent with the increase in gaming volumes and customer base as compared to the three months ended March 31, 2004.

Operating Expenses

          Casino operating expenses for the three months ended March 31, 2005 totaled $20.6 million, or 61.1% of casino revenues, compared to $19.8 million, or 54.1% of casino revenues, for the three months ended March 31, 2004 (including the 22 days preceding the Acquisition for comparability purposes). Casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos. The increase of $0.8 million, or 4.0%, in casino operating expenses is due primarily to increases in marketing commissions associated with gaming volumes.

          General and administrative expenses for the three months ended March 31, 2005 were $10.6 million, or 19.3% of net revenues, compared to $10.2 million, or 18.1% of net revenues, for the three months ended March 31, 2004 (including the 22 days preceding the Acquisition for comparability purposes). The increase in general and administrative expenses is attributed to costs associated with advertising.

Income from Operations

         Operating income for the three months ended March 31, 2005 was $2.5 million, or 4.6% of net revenues, compared to $6.8 million, or 12.1% of net revenues, for the three months ended March 31, 2004 (including the 22 days preceding the Acquisition for comparability purposes). The decrease in operating income is primarily due to increases in marketing and advertising costs for the three months ended March 31, 2005, as well as the $1.3 million severance payment made during the three months ended March 31, 2005.

Income from Discontinued Operations

         The Company recognized income from discontinued operations of $3.1 million for the three months ended March 31, 2005 and $1.6 million for the three months ended March 31, 2004 (including the 22 days preceding the Acquisition for comparability purposes). Discontinued operations reflect the results of the Company's Golden Nugget-Laughlin operation, which is held for sale.

Other Income and Expense

         Other income and expense consists principally of interest expense on the Senior Notes and the Credit Facility and the equity in the loss of our joint venture investment in The Fremont Street Experience LLC.

         Interest expense for Poster Financial for the three months ended March 31, 2005 amounted to approximately $4.6 million compared to $4.0 million for the three months ended March 31, 2004. The interest expense resulted from the issuance of $155.0 million principal amount of the Senior Notes on December 3, 2004. The Company also incurred interest expense from the $20.0 million term loan under the Credit Facility (drawn on January 22, 2005 at the closing of the Acquisition) and from borrowings under the revolving portion of the Credit Facility. In 2004, the Golden Nugget Group also incurred approximately $0.2 million of interest expense, primarily on notes payable by Golden Nugget - Las Vegas to MGM MIRAGE, in the principal amount of $80.0 million. In connection with the closing of the Acquisition, the Golden Nugget--Las Vegas was relieved of its obligations to repay the note payable to the MGM MIRAGE.

          The Golden Nugget--Las Vegas accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget--Las Vegas added to its investment through contributions of approximately $0.2 million for the three months ended March 31, 2005 and 2004, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.2 million for the three months ended March 31, 2005 and approximately $0.1 million for the three months ended March 31, 2004, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each three months. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2004 and 2005.

Liquidity and Capital Resources

         At March 31, 2005, Poster Financial had cash and cash equivalents of $17.3 million, had approximately $18.8 million outstanding under the Revolver portion of the Credit Facility, and $2.6 million drawn under Letters of Credit, which reduce total availability. Accordingly, remaining availability under the line of credit was approximately $3.5 million at March 31, 2005.

         Until the completion of the sale of Poster Financial to Landry's, we expect to fund our operating and capital needs, as currently contemplated, with operating cash flows. We currently anticipate capital expenditures for 2005 to be approximately $10.0 million. The majority of the budgeted expenditures for 2005 are expected to be spent on purchasing new gaming equipment and information services equipment. We spent approximately $15.0 million on capital expenditures in 2004 since the closing of the acquisition of the Golden Nugget Group. No expenditures are necessary or anticipated in 2005 to prepare the Golden Nugget--Laughlin for sale, other than for normal maintenance, which amounts are expected to be consistent with 2004 and are not material.

         Under the terms of the Landry's Purchase Agreement, the Senior Notes will remain outstanding obligations of Poster Financial following the closing. The consummation of the sale will result in a change of control of Poster Financial under the indenture governing the Senior Notes and, as a result, Poster Financial will be required within 30 days of such change of control to commence an offer to purchase all outstanding Senior Notes for 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest. Under the terms of the Landry's Purchase Agreement, amounts outstanding at closing under our Credit Facility will be paid off by Landry's or Landry's will seek consent from the lenders under the Credit Facility for such amounts to remain outstanding.

         It is anticipated that the Landry's transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

         For the three months ended March 31, 2005, net cash provided by operating activities totaled approximately $10.5 million and cash used for investing activities totaled $12.6 million.

         Cash flows provided by financing activities were $4.5 million in the three months ended March 31, 2005, of which $3.0 million was additional contributions of equity from PB Gaming.

         At March 31, 2005, the Company failed to satisfy the financial covenants under the Loan and Security Agreement. On March 31, 2005, the Company entered into a commitment letter arrangement with their lender, which on May 2, 2005, was formalized into an amendment to the loan and security agreement relating to its Credit Facility. The amendment modifies financial ratios and covenants to cure certain defaults (which had been previously waived by the lenders) and to permit the sale of the Golden Nugget--Laughlin. The amendment also changes the calculation of EBITDA by adding back to EBITDA severance costs of up to $2,500,000 and the $150,000 fee for the amendment.

Off Balance Sheet Arrangements

          Our off balance sheet arrangements consist solely of our investment in an unconsolidated affiliate, which currently consists of our investment in Fremont Street Experience LLC. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions or joint ventures.

          At March 31, 2005, we had outstanding letters of credit totaling $2.6 million.

Contractual Obligations

          The following table summarizes the contractual obligations and commitments of Poster Financial (or the Golden Nugget Group prior to the Acquisition) to make future payments under certain contracts, including long-term debt obligations, and operating leases at March 31, 2005. We have significant obligations under the Senior Notes and the Credit Facility.

                                                            Payments Due By Period
                                 -----------------------------------------------------------------------------
Contractual Obligations and         Less than                                         After
Commitments                          1 year          1-3 years        4-5 years      5 years          Total
-------------------------------- --------------  --------------  -------------- --------------- --------------
                                                            (dollars in thousands)
8-3/4% Senior Notes             $           --   $          --   $          --   $    155,000     $   155,000
Credit Facility                          2,800           5,600          28,324              --         36,724
Other long-term debt                       119             272              --              --            391
Operating leases                         1,365           2,333           1,907          30,023         35,628
                                 --------------  --------------  -------------- --------------- --------------
Total cash obligations           $       4,284   $       8,205   $      30,231   $     185,023    $   227,743
                                 ==============  ==============  ============== =============== ==============

Critical Accounting Policies

         The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized the significant accounting policies of the Company in Note 2 to the consolidated financial statements of Poster Financial. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

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

          Litigation, Claims and Assessments. The Company also utilizes estimates for litigation, claims and assessments. These estimates are based upon management's knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

Recently Issued Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2004 Poster Financial was not a guarantor of any third party indebtedness and the Golden Nugget Group was only a guarantor of indebtedness within the Poster Financial consolidated group. Prior to the Acquisition, the Golden Nugget Group was a guarantor of certain indebtedness of MGM MIRAGE and affiliates. A subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of its parent is specifically excluded from the provisions of FIN 45 that require financial statement recognition and measurement. Accordingly, the adoption of FIN 45 did not have an impact on the Company's financial position, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"). The interpretation was also revised to December, 2003 ("FIN 46R"). This interpretation outlines requirements for business enterprises to combined related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines combined requirements for VIEs created after January 31, 2003. The Golden Nugget Group has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on Poster Financial's or the Golden Nugget Group's financial condition, results of operations or cash flows. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

          In November 2003, the FASB Emerging Issues Task Force issued EITF Issue 03-16 ("Issue 03-16"). Issue 03-16 addresses whether a limited liability corporation ("LLC") should be viewed as a corporation or partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Issue 03-16 is effective for reporting periods beginning after June 15, 2004. Our non-controlling investment in The Fremont Street Experience LLC and subsidiaries is subject to the provisions of this Issue. The Company currently accounts for its investment in The Fremont Street Experience LLC on the equity method of accounting and believes that such accounting will continue to be appropriate following the adoption of Issue 03-16 because the Company's influence on The Fremont Street Experience LLC is not controlling, but is more than minor (as a result of its 17.65% voting interest), as that term is used in the related accounting literature. Accordingly, the Company does not expect that the adoption of Issue 03-16 will have a material impact on its financial position, results of operations or cash flows.

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs-an amendment of ARB No. 43, Chapter 4". SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's anticipated financial performance; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy our cash requirements; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in our results of operations include, but are not limited to, general economic conditions in the markets in which we operate, competition from other gaming operations, leverage, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, licensing and other regulatory risks and other risks disclosed in our filings with the SEC. All forward-looking statements attributable to the Company or persons acting on behalf of the Company apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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


         The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the remainder of 2005 and, for later years, for the twelve-month periods ended December 31:

                                                                                                                        Fair
                                          2005       2006     2007     2008     2009       Thereafter       Total        Value(1)
                                       ---------  ---------  ------ --------- --------  --------------  -----------  -----------
Variable Rate Debt
Poster Financial--Amounts
   outstanding under the Credit
   Facility, payable at one-month
   LIBOR plus a margin of 4.0%        $  2,100    $   2,800   $ 2,800  $ 29,024  $     --    $     --     $   36,724   $  36,724
Average interest rate (2)                   --           --        --        --        --          --           5.09%

Fixed Rate Debt
Poster Financial--$155.0 principal
   amount of the Senior Notes due
   2011                                     --           --        --        --        --     155,000        155,000     161,200
Average interest rate (2)                   --           --        --        --        --          --           8.75%
Golden Nugget Group-Non-interest
   bearing slot jackpot payable
   over time and carried as a
   note payable (unamortized
   discount of $71 at December
   31, 2004 not reflected in
   scheduled payments)                     154          154       154         --        --          --            462        391
                                      --------    ---------    --------  -------- ---------  ----------      ---------  ---------
                                      $  2,254    $   2,954   $ 2,954  $  29,024  $     --   $ 155,000     $  192,186  $ 198,315
                                      ========    =========    ========  ======== =========  ==========      =========  =========
_____________________

(1) The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts are based on market quotes.

(2) Based on contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3) Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving
     Facility. Borrowings under the revolving loan portion of the Credit
     Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the agreement governing the Revolving
     Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The
     Revolving Facility matures in January 2009.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities and Use of Proceeds - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits

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

                                                  Poster Financial Group, Inc.,
                                                  Registrant


DATE:  May 16, 2005                                /s/ Dawn Prendes
                                                  -----------------------------
                                                  Dawn Prendes,
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)