Form 10-Q
period 2005-06-30
POSTER FINANCIAL GROUP INC
filed 2005-08-12
CIK 1278868

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR
|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

Indicate by check mark whether the registrant is an accelerated filer.
Yes |_|    No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, no par value, 100 outstanding shares as of August 12, 2005




===============================================================================

                                   Form 10-Q

                               TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements
           Poster Financial Group, Inc.

           Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005 (unaudited)
           Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2005
           Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005
           Notes to Unaudited Consolidated Financial Statements

           Golden Nugget Group (1)

           Unaudited Combined Statements of Operations for the Period January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
           Unaudited Combined Statements of Cash Flows for the Period January 1, 2004 to January 22, 2004 (Date Immediately Prior to Acquisition by Poster Financial)
           Notes to Unaudited Combined Financial Statements

           ---------------------------------------------------------------------
           (1) Poster Financial Group, Inc. completed the acquisition of the Golden Nugget Group on January 23, 2004. When a registrant acquires a business, it is required under Rule 3-05 of Regulation S-X under the Securities Act to assess the significance of the acquired business to determine whether the acquired business' historical financial statements must be included with any subsequent financial statements of the acquirer (this requirement relates to both audited annual financial statements and unaudited interim financial statements). The acquisition of the Golden Nugget Group was significant. Accordingly, the financial statements of the Golden Nugget Group are included in the Quarterly Report on Form 10-Q in order to comply with Rule 3-05 of Regulation S-X.


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              27

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         38

Item 4.    Disclosure Controls and Procedures                                 39


Part II.   Other Information                                                  40

Item 1.    Legal Proceedings                                                  40

Item 2.    Changes in Securities and Use of Proceeds                          40

Item 3.    Defaults Upon Senior Securities                                    40

Item 4.    Submission of Matters to a Vote of Security Holders                40

Item 5.    Other Information                                                  40

Item 6.    Exhibits                                                           40

Signature                                                                     41

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                          Consolidated Balance Sheets
                             (Thousands of dollars)

                                                                 December 31, 2004     June 30, 2005
                                                                 -----------------   -----------------
                                                                                         (unaudited)
Assets
Current assets
    Cash and cash equivalents                                           $   15,321          $   24,564
    Accounts receivable, net                                                16,370               8,037
    Inventories                                                              3,228               3,536
    Prepaid expenses and other                                               4,832               6,968
    Assets held for sale                                                    43,076                  --
                                                                 -----------------   -----------------
         Total current assets                                               82,827              43,105
Property and equipment, net                                                152,793             178,254
Investment in joint venture                                                  5,351               5,306
Deposits and other assets, net                                              36,203              35,505
                                                                 -----------------   -----------------
         Total assets                                                   $  277,174          $  262,170
                                                                 =================   =================

Liabilities and Stockholder's Equity
Current liabilities
      Accounts payable                                                   $   8,534           $   8,462
      Current portion of notes payable                                         119                 119
      Bank credit facility classified as currently payable                  36,036               2,800
      Other accrued liabilities                                             33,224              27,729
      Liabilities related to assets held for sale                            5,783                  --
                                                                 -----------------   -----------------
         Total current liabilities                                          83,696              39,110
Notes payable, net of current portion                                      155,272             183,695
                                                                 -----------------   -----------------
         Total liabilities                                                 238,968             222,805
                                                                 -----------------   -----------------
Contingencies and Commitments
Stockholder's equity
     Common stock (no par value; 10,000 shares authorized;
     100 shares issued and outstanding)                                         --                  --
     Paid-in capital in excess of par value                                 50,000              53,000
     Retained deficit                                                      (11,794)            (13,635)
                                                                 -----------------   -----------------
         Total stockholder's equity                                         38,206              39,365
                                                                 -----------------   -----------------
         Total liabilities and stockholder's equity                     $  277,174          $  262,170
                                                                 =================   =================

   The accompanying notes are an integral part of these financial statements.

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)


                Unaudited Consolidated Statements of Operations
                             (Thousands of dollars)

                                                         Three Months ended          Six Months Ended
                                                       ----------------------     ----------------------
                                                              June 30,                    June 30,
                                                       ----------------------     ----------------------
                                                          2004         2005          2004         2005
                                                       ---------    ---------     ---------    ---------
Revenues
         Casino                                         $ 45,009     $ 39,549     $ 83,955     $ 84,887
         Rooms                                            12,439       14,001       22,497       28,832
         Food and beverage                                13,723       14,070       22,952       28,950
         Entertainment, retail and other                   3,100        2,840        5,989        5,716
                                                       ---------    ---------     ---------    ---------
                  Gross revenues                          74,271       70,460      135,393      148,385
                  Promotional allowances                  (8,610)      (8,059)     (15,850)     (17,666)
                                                       ---------    ---------     ---------    ---------
                  Net revenues                            65,661       62,401      119,543      130,719
                                                       ---------    ---------     ---------    ---------
Costs and expenses
         Casino                                           26,347       23,403       46,722       50,197
         Rooms                                             5,285        5,971        9,094       11,301
         Food and beverage                                 9,101        9,518       15,368       18,459
         Entertainment, retail and other                   2,463        2,214        4,815        4,722
         Provision for doubtful accounts                     464          556        1,075        1,496
         General and administrative                       13,249       12,792       23,828       26,149
              Severance payments                              --           --           --        1,268
         (Gain) loss on disposal of fixed assets              --           (7)          --         (493)
         Depreciation and amortization                     4,312        4,857        7,081        8,896
                                                       ---------    ---------     ---------    ---------
                  Total cost and expenses                 61,221       59,304      107,983      121,995
                                                       ---------    ---------     ---------    ---------
         Operating income                                  4,440        3,097       11,560        8,724
                                                       ---------    ---------     ---------    ---------

Other income (expense)
         Equity in loss of joint venture                    (173)        (364)        (256)        (514)
         Interest income                                      13           11           89           19
         Interest expense                                 (4,206)      (4,536)      (8,157)      (9,091)
                                                       ---------    ---------     ---------    ---------
                  Total other income (expense)            (4,366)      (4,889)      (8,324)      (9,586)
                                                       ---------    ---------     ---------    ---------

Net income (loss)                                         $   74     $ (1,792)    $  3,236      $  (862)
                                                       =========    =========     =========    =========

   The accompanying notes are an integral part of these financial statements.

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                Unaudited Consolidated Statements of Cash Flows
                             (Thousands of dollars)
                                                                                                 Six Months Ended June 30,
                                                                                               -------------------------------

                                                                                                    2004             2005
                                                                                               --------------   --------------
Cash flows from operating activities
Net income (loss)                                                                                   $  3,236         $   (862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                                 7,081            8,896
         Provision for doubtful accounts                                                               1,075            1,496
         Gain on sale of assets                                                                           --            (493)
         Equity in loss of joint venture                                                                 256              514
Changes in operating assets and liabilities, net of amounts resulting from acquisition of the Golden Nugget Group:
         (Increase) decrease in accounts receivable                                                   (7,353)           7,172
         (Increase) decrease in inventories                                                             (190)             388
         (Increase) decrease in prepaid expenses and other                                            (2,320)            (711)
         (Increase) decrease in deposits and other assets                                                (36)           1,246
         Increase (decrease) in accounts payable                                                       2,399             (438)
         Increase (decrease) in other accrued liabilities                                              5,106           (7,736)
                                                                                               --------------   --------------

                  Net cash provided by operating activities                                            9,254            9,472
                                                                                               --------------   --------------

Cash flows from investing activities
Acquisition of property, equipment and improvements                                                   (9,767)          (3,734)
Acquisition of the Golden Nugget Group, net of cash acquired of $11,942                             (201,781)              --
Proceeds from sale of equipment                                                                           --            1,146
Contributions to joint venture                                                                          (235)            (469)
Increase in restricted cash                                                                          159,548               --
                                                                                               --------------   --------------

                  Net cash used in investing activities                                              (52,235)          (3,057)
                                                                                               --------------   --------------

Cash flows from financing activities
Payments on senior secured notes payable                                                                  --           (1,400)
Proceeds from issuance of term loan                                                                   20,000               --
Net borrowings (repayments) under revolving credit facility                                            6,645           (3,413)
Change in bank overdraft                                                                              (1,332)          (3,178)
Distributions to PB Gaming                                                                            (2,517)            (979)
Additional contributions of equity from PB Gaming                                                     39,117            3,000
                                                                                               --------------   --------------

                  Net cash provided by (used in) financing activities                                 61,913           (5,970)
                                                                                               --------------   --------------

Net increase in cash and cash equivalents                                                             18,932              445
Cash and cash equivalents, beginning of period                                                            --           24,119
                                                                                               --------------   --------------
Cash and cash equivalents, end of period                                                           $  18,932        $  24,564
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

         After completion of the Acquisition, the Company owns and operates the following entities, each of which operates as a separate business segment:

         o Golden Nugget--Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation ("GNLV").

         o Golden Nugget--Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation ("GNL").

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

         Since the transaction did not close by May 31, 2005, the Barrick Purchase Agreement automatically terminated in accordance with its terms and therefore is of no further force and effect. On June 1, 2005, Poster Financial filed a complaint against Barrick seeking the release of a $1.0 million deposit from escrow on account of Barrick's failure to acquire the stock of the Golden Nugget-Laughlin before the transaction's May 31, 2005 expiration date.

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

         On February 4, 2005, Poster Financial entered into an agreement (the "Landry's Purchase Agreement") to sell the Company to Houston, Texas-based Landry's Restaurants, Inc. ("Landry's") for approximately $140 million in cash, and an additional payment by Landry's for certain working capital liabilities. Under the terms of the transaction, PB Gaming has agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. ("LSRI"), a wholly owned subsidiary of Landry's. Pursuant to the terms of the Landry's Purchase Agreement, LSRI deposited $25.0 million into an escrow account as a non-refundable deposit, except as otherwise expressly provided for in the purchase agreement.

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

         As a result of the Barrick Purchase Agreement terminating in accordance with its terms, Landry's Gaming will acquire the Golden Nugget--Laughlin in addition to the Golden Nugget--Las Vegas because the Golden Nugget--Laughlin remains a wholly owned subsidiary of Poster Financial. Under the terms of the Landry's Purchase Agreement, there is no adjustment to the cash purchase price for the acquisition of the Golden Nugget--Laughlin because the net proceeds that would have been applied to outstanding balances under the Credit Facility would not have been received from Barrick. Landry's will thus pay off, or assume as the case may be, an equivalently larger liability under the Credit Facility.


2.  Significant Accounting Policies and Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Form 10-K and the first quarter 2005 Form 10-Q.

         Principles of Consolidation

         All inter-company accounts and transactions between the Company and GNLV and GNL are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNE are eliminated in consolidation.

         GNL was treated as a discontinued operation and its assets were classified as held for sale at December 31, 2004, due to the Barrick Purchase Agreement. As more fully explained in Note 1, such agreement was cancelled during the quarter ended June 30, 2005. Accordingly, the assets of the GNL segment were reclassified from assets held for sale, and the

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


Company no longer reports its results in discontinued operations.

         The depreciation of GNL's fixed assets were suspended from November 2004, the time the assets were classified as held for sale, through termination of the sale agreement in May 2005. In accordance with accounting principles generally accepted in the United States of America, the Company recorded a catch-up adjustment in the amount of approximately $818,000 in June 2005, to recognize such depreciation expense. Approximately $190,000 of the adjustment related to depreciation that would have been recognized in 2004, and approximately $628,000 of the adjustment related to depreciation that would have been recognized during the six months ended June 30, 2005.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

         Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of June 30, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


         The total purchase price of the Company, including liabilities to be assumed by Landry's, exceeds the carrying value of the Company's assets at June 30, 2005. Accordingly, no impairment of the Company's long-lived assets is indicated.

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

         The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands of dollars):

                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  --------------------------
                            2004          2005           2004          2005
                        -------------  ------------  -------------  -----------

Rooms                        $  1,851      $  1,799       $  3,530     $  4,008
Food and beverage               5,954         5,386         10,959       11,717
Other                             453           633          1,042        1,180
                        -------------  ------------  -------------  -----------
                             $  8,258      $  7,818       $ 15,531     $ 16,905
                        =============  ============  =============  ===========

         The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands of dollars):

                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  --------------------------
                            2004          2005           2004          2005
                        -------------  ------------  -------------  -----------
Rooms                        $  3,128      $  2,781       $  5,524      $ 6,150
Food and beverage               5,037         4,893          9,388       10,756
Other                             445           385            938          760
                        -------------  ------------  -------------  -----------
                             $  8,610      $  8,059       $ 15,850     $ 17,666
                        =============  ============  =============  ===========

         Recently Issued Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board ("FASB") approved the consensus reached on the Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position ("FSP") EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until after further deliberations by the FASB. The adoption of this

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


pronouncement did not impact the Company's consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company does not have a stock option plan and no stock options have been issued to any employees since the purchase of the Company from MGM MIRAGE. Accordingly, the adoption of this pronouncement is not expected to have any effect on the Company's consolidated financial position, results of operations and cash flows.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends part of ARB 43, "Inventory Pricing," concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be "so abnormal" that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the "so-abnormal" criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. The Company maintains inventories for its restaurants, gift shops, bars and other operations. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. Management does not believe its adoption will have a material impact on the Company's financial position, results of operations or cash flows.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB No. 20 and FAS No. 3" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The adoption of AFAS 154 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.


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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired (in thousands of dollars):

                                                                                                Adjusted
                                                                                                Purchase
                                                             At               Revision           Price
                                                       January 23, 2004      in Estimate       Allocation
                                                      ------------------  ------------------  -------------
Working Capital Items
Cash and cash equivalents                             $          11,943   $              --   $     11,943
Accounts receivable, net                                          4,219                  --          4,219
Inventories                                                       3,918                  --          3,918
Prepaid expenses and other                                        4,646                  --          4,646
Deposits and other assets                                         2,357                  --          2,357
Accounts payable and accrued liabilities                        (22,292)                 --        (22,292)
Notes payable                                                      (500)                 --           (500)
                                                      ------------------  ------------------  -------------
        Subtotal--Working Capital Items                           4,291                  --          4,291
                                                      ------------------  ------------------  -------------
Long-lived Assets:
Property & Equipment
     Land                                                        19,992               1,071         21,063
     Buildings                                                  132,620              (4,699)       127,921
     Construction in Progress                                     2,686                 162          2,848
     FFE and Equipment                                           29,900               1,978         31,878
Intangibles
     Tradename                                                   12,458                 666         13,124
     Player Club                                                  4,585                 300          4,885
     Artwork and Display Nugget                                   2,432                 177          2,609
Investment in Joint Venture                                       4,760                 345          5,105
                                                      ------------------  ------------------  -------------
        Subtotal--long-lived assets                             209,433                  --        209,433
                                                      ------------------  ------------------  -------------
Total purchase price allocated                        $         213,724   $              --   $    213,724
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

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


         Had the Acquisition taken place on January 1, 2004, results of operations would have reflected the following pro forma amounts for the six month period ended June 30, 2004 (in thousands of dollars):

                                                   Six Months
                                                 Ended June 30,
                                                      2004
                                                 ---------------
                 Net revenues                    $      134,348
                                                 ===============
                 Operating income                $       14,876
                                                 ===============
                 Net income                      $        6,498
                                                 ===============

         The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group for the period January 1 through January 22, 2004; which historical results are then adjusted for elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the six months ended June 30, 2004 but have been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.


4.  Supplemental information relating to Cash Flows

         The following is supplemental cash flow information relating to interest paid and distributions (for income taxes) to PB Gaming (in thousands of dollars):

                                               Six Months Ended June 30,
                                               -------------------------
                                                  2004           2005
                                               ----------     ----------
         Interest paid                           $  7,110       $  8,018
                                               ==========     ==========
         Distributions for income taxes          $  1,399       $    979
                                               ==========     ==========


         The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Golden Nugget Acquisition (in thousands of dollars):


         Accounts receivable                                       $   4,219
         Inventories                                                   3,918
         Prepaid expenses and other                                    4,646
         Property and equipment                                      183,710
         Tradename and other intangibles                              18,009
         Investment in joint venture                                   5,105
         Deposits and other assets                                     4,966
         Accounts payable                                             (2,098)
         Other accrued liabilities                                   (20,194)
         Notes payable                                                  (500)
                                                                   ---------
                                                                   $ 201,781
         Plus, cash acquired                                          11,943
                                                                   ---------
Total purchase price and acquisition costs                         $ 213,724
                                                                   =========

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


5.   Employee Benefit Plan

         Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $5.1 million for the six month period ended June 30, 2005 and $4.6 million for the period from January 23, 2004 through June 30, 2004 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to its casino operations are material.

         The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the "Other accrued liabilities" caption in the accompanying consolidated balance sheets.

         The Company sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees' contributions up to a maximum of 2 percent of an employees' eligible compensation. The Company recorded charges for matching contributions of approximately $377,000 for the six month period ended June 30, 2005, and $344,000 for the period from January 23, 2004 through June 30, 2004.


6.  Fremont Street Experience

         The Company indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company's share of earnings, losses, capital contributions and distributions. Activity relating to the Company's investment in the Fremont Street Experience for the period from the date of Acquisition through June 30, 2005 is as follows (in thousands of dollars):

        Acquisition of investment                                   $ 5,105
        Contributions                                                 1,173
        Equity in loss of joint venture                                (972)
                                                                    -------
        Investment Balance--end of period                           $ 5,306
                                                                    ========

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

         The $5.3 million member's equity carried by the Golden Nugget Group is approximately $0.3 million less than the proportional amount of members' capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the Acquisition.

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

         Summarized financial information of the Fremont Street Experience is as follows (in thousands of dollars):

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements

                                                            As of
                                                        June 30, 2005
                                                        -------------

        Current assets                                      $   4,138
        Non-current assets                                     41,659
                                                        -------------
        Total assets                                        $  45,797
                                                        =============

        Current liabilities                                 $     367
        Non-current liabilities                                21,497
        Preferred member contribution                           3,040
        Members' capital                                       20,893
                                                        -------------
        Total liabilities and members' capital              $  45,797
                                                        =============


                                       For the Period
                                      January 23, 2004
                                        (Acquisition)       Six Months
                                      through June 30,      Ended June 30,
                                            2004                 2005
                                      ----------------     ----------------
        Total revenues                       $   2,144            $   3,041
        Costs and expenses                       3,594                5,953
                                      ----------------     ----------------
        Net loss                             $  (1,450)           $  (2,912)
                                      ================     ================

         The proportionate share of the Company's loss of the Fremont Street Experience for the six months ended June 30, 2005 and the period January 23, 2004 through June 30, 2004 is approximately $514,000 and $256,000, respectively.


7.  Segment Information

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

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements

         A summary of the operations by business segment is presented below (in thousands of dollars):

                                                                                          For the Period
                                                                                           Jan 23, 2004
                                                                                          (Acquisition)
                                                        Three Months Ended June 30,      through June 30,
                                                     ---------------------------------   ----------------   Six Months Ended
                                                          2004              2005               2004           June 30, 2005
                                                     ---------------  ----------------   ----------------   ----------------
Net revenues
         GNLV, CORP.                                      $   53,915        $   50,660         $   97,899        $   105,580
         GNL, CORP.                                           11,746            11,741             21,644             25,139
                                                     ---------------  ----------------   ----------------   ----------------
                  Total                                   $   65,661        $   62,401         $  119,543        $   130,719
                                                     ===============  ================   ================   ================

Income (loss) from operations:
         GNLV, CORP.                                       $   4,063         $   3,014         $    9,924         $    5,684
         GNL, CORP.                                              708               458              2,119              3,553
         Poster Financial (corporate)                          (331)             (375)              (483)              (513)
                                                     ---------------  ----------------   ----------------   ----------------
                  Total                                    $   4,440         $   3,097         $   11,560          $   8,724
                                                     ===============  ================   ================   ================

Segment depreciation:
         GNLV, CORP.                                       $   3,968         $   3,865         $    6,488          $   7,731
         GNL, CORP.                                              344               818                593                818
                                                     ---------------  ----------------   ----------------   ----------------
                  Total                                    $   4,312         $   4,683         $    7,081          $   8,549
                                                     ===============  ================   ================   ================

Expenditures for additions to long-lived assets
         GNLV, CORP.                                       $   7,485         $   1,466          $   8,865          $   3,170
         GNL, CORP.                                              427                79                902                564
                                                     ---------------  ----------------   ----------------   ----------------
                  Total                                    $   7,912         $   1,545          $   9,767          $   3,734
                                                     ===============  ================   ================   ================


8.  Commitments and Contingences

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


9.  Long-term Debt

         Notes

         On December 3, 2003, the Company issued $155 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2011 (the "Senior Notes") to finance a portion of the purchase price of the Acquisition. All payments with respect to the Senior Notes are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company's current and future restricted subsidiaries on a senior secured basis. The Company's "restricted subsidiaries," which are subject to many of the restrictive covenants in the indenture governing the Senior Notes, currently are GNLV and GNL the Company's wholly owned subsidiaries, and GNE, a wholly owned subsidiary of GNLV. The Senior Notes and the guarantees are secured by a pledge of capital stock of the Company's restricted subsidiaries and a security interest in substantially all of the Company's and the guarantors' current and future assets. Such security interest is junior to the security interest granted to the lenders under the Company's Credit Facility (as defined below). Interest on the Notes is payable on June 1 and December 1 of each year.

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements


         Credit Facility

         On January 23, 2004, the Company entered into a senior secured credit facility (the "Credit Facility"), which was established pursuant to a Loan and Security Agreement with Wells Fargo Foothill, Inc. as administrative agent. The Credit Facility consists of a $20.0 million amortizing term loan and a $15.0 million revolver (subsequently amended to $25.0 million).

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

         On August 10, 2005, the Company entered into an amendment to the loan and security agreement relating to the senior secured credit facility. The amendment modified the financial covenants to consider the results of operations of the Laughlin properties in light of the terminated agreement to sell that property to Barrick.

10.  Stockholder's Equity

         During the first quarter 2005, the Company received additional paid in capital of $3.0 million from PB Gaming. Distributions to PB Gaming for the six month periods ended June 30, 2004 and 2005 amount to approximately $2.5 million and $1.0 million, respectively.

11.   Summarized Financial Information

         All payments with respect to the Company's 8 3/4% Senior Secured
Notes due 2011 are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all the Company's subsidiaries. The Notes are also collateralized by a pledge of capital stock of the Company's subsidiaries and a security interest in substantially all of the Company's and the guarantors' current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

         Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of June 30, 2005 and for the six months ended June 30, 2005.

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

              Notes to Unaudited Consolidated Financial Statements

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 June 30, 2005
                             (Thousands of dollars)
                                                                                               Consolidating/
                                                                    Poster       Guarantor      Eliminating
                                                                   Financial    Subsidiaries      Entries            Total
                                                                  -----------  --------------  --------------     ----------
Assets
Current assets
         Cash and cash equivalents                                  $      --       $  24,564      $       --       $ 24,564
         Accounts receivable, net                                          --           8,037              --          8,037
         Inventories                                                       --           3,536              --          3,536
         Prepaid expenses and other                                       198           6,770              --          6,968
         Intercompany receivables                                          --          16,232         (16,232) (a)        --
                                                                  -----------  --------------  --------------     ----------
                  Total current assets                                    198          59,139         (16,232)        43,105

Property and equipment, net                                                --         178,254              --        178,254
Investment in subsidiaries                                            233,764              --        (233,764) (b)        --
Investment in joint venture                                                --           5,306              --          5,306
Deposits and other assets, net                                          9,611          35,129          (9,235) (c)    35,505
                                                                  -----------  --------------  --------------     ----------
         Total assets                                               $ 243,573       $ 277,828       $(259,231)     $ 262,170
                                                                  ===========  ==============  ==============     ==========

Liabilities and Stockholder's Equity
Current liabilities
         Accounts payable                                           $      54       $   8,408       $      --        $ 8,462
         Current portion of notes payable                               2,800           2,919          (2,800) (c)     2,919
         Other accrued liabilities                                      1,699          26,030              --         27,729
         Amounts due to affiliates                                     16,232              --         (16,232) (a)        --
                                                                  -----------  --------------  --------------     ----------
     Total current liabilities                                         20,785          37,357         (19,032)        39,110

Notes payable pushed down from the Company, net of current
  portion                                                             183,423         169,400        (169,400) (c)   183,423
Notes payable to non-affiliates, net of current portion                    --             272              --            272
                                                                  -----------  --------------  --------------     ----------
         Total liabilities                                            204,208         207,029        (188,432)       222,805

Stockholder's equity                                                   39,365          70,799         (70,799)        39,365
                                                                  -----------  --------------  --------------     ----------
         Total liabilities and stockholder's equity                 $ 243,573       $ 277,828      $ (259,231)     $ 262,170
                                                                  ===========  ==============  ==============     ==========

_________________________________

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

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                   Notes to Consolidated Financial Statements

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 June 30, 2005
                             (Thousands of dollars)

                                                                                               Consolidating/
                                                                    Poster       Guarantor      Eliminating
                                                                   Financial    Subsidiaries      Entries            Total
                                                                  -----------  --------------  --------------     ----------
Net Revenues                                                        $      --       $ 130,719    $         --      $ 130,719
                                                                  -----------  --------------  --------------     ----------

Cost and expenses
         Casino-hotel operations                                           --          86,175              --         86,175
         General and administrative                                       513          26,411              --         26,924
         Depreciation and amortization                                     --           8,896              --          8,896
                                                                  -----------  --------------  --------------     ----------
                  Total costs and expenses                                513         121,482              --        121,995
                                                                  -----------  --------------  --------------     ----------
      Operating income                                                   (513)          9,237              --          8,724
                                                                  -----------  --------------  --------------     ----------

Other income (expense)
         Equity in loss of joint venture                                   --            (514)             --           (514)
         Equity in income of subsidiaries                                (135)             --             135  (a)        --
         Interest income                                                   --              19              --             19
         Interest expense                                              (9,073)            (18)             --         (9,091)
         Interest expense associated with pushed
           down indebtedness                                               --          (9,073)          9,073  (b)        --
                                                                  -----------  --------------  --------------     ----------
                  Total other income (expense)                         (9,208)         (9,586)          9,208         (9,586)
                                                                  -----------  --------------  --------------     ----------

   Net income (loss)                                                $  (9,721)      $    (349)   $      9,208        $  (862)
                                                                  ===========  ==============  ==============     ==========

_________________________________

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

                          Poster Financial Group, Inc.
                 (A Wholly Owned Subsidiary of PB Gaming, Inc.)

                   Notes to Consolidated Financial Statements

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 June 30, 2005
                             (Thousands of dollars)

                                                                                               Consolidating/
                                                                    Poster       Guarantor      Eliminating
                                                                   Financial    Subsidiaries      Entries            Total
                                                                  -----------  --------------  --------------     ----------

Cash flows from operating activities                                 $  2,792       $   6,680   $          --       $  9,472
                                                                  -----------  --------------  --------------     ----------

Cash flows from investing activities
   Acquisition of property and equipment                                   --          (3,734)             --         (3,734)
    Proceeds from sale of property and equipment                           --           1,146              --          1,146
    Contributions to joint venture                                         --            (469)             --           (469)
                                                                  -----------  --------------  --------------     ----------
          Net cash used in investing activities                            --          (3,057)             --         (3,057)
                                                                  -----------  --------------  --------------     ----------

Cash flows from financing activities
    Payments on senior secured notes payable                           (1,400)             --              --         (1,400)
    Net borrowings under revolving credit facility                     (3,413)             --              --         (3,413)
    Change in bank overdraft                                               --          (3,178)             --         (3,178)
    Distributions to PB Gaming                                           (979)             --              --           (979)
    Additional contributions of equity from PB Gaming                   3,000              --              --          3,000
                                                                  -----------  --------------  --------------     ----------
           Net cash provided by financing activities                   (2,792)         (3,178)             --         (5,970)
                                                                  -----------  --------------  --------------     ----------
Net increase in cash and cash equivalents                                  --             445              --            445
Cash and cash equivalents, beginning of period                             --          24,119              --         24,119
                                                                  -----------  --------------  --------------     ----------
Cash and cash equivalents, end of period                             $     --       $  24,564   $          --       $ 24,564
                                                                  ===========  ==============  ==============     ==========

                              Golden Nugget Group
                           (A division of MGM MIRAGE)

   Unaudited Combined Statements of Operations and Changes in Division Equity
                             (Thousands of dollars)


                                                           Period from
                                                          January 1, 2004
                                                          to January 22,
                                                            2004 (Date
                                                         Immediately Prior
                                                         to Acquisition by
                                                         Poster Financial)
                                                        -------------------
Revenues
Casino                                                   $           10,121
Rooms                                                                 2,795
Food and beverage                                                     3,034
Entertainment, retail and other                                         817
                                                        -------------------
         Gross revenue                                               16,767
         Promotional allowances                                      (1,962)
                                                        -------------------
         Net revenues                                                14,805
                                                        -------------------

Costs and expenses
Casino                                                                5,441
Rooms                                                                 1,304
Food and beverage                                                     2,003
Entertainment, retail and other                                         568
Provision for doubtful accounts                                         107
General and administrative                                            2,524
Depreciation                                                            806
Management fee                                                          844
                                                        -------------------
         Total costs and expenses                                    13,597
                                                        -------------------
Operating income                                                      1,208
                                                        -------------------
Other income (expense)
Equity in loss of joint venture                                         (26)
Interest income                                                           2
Interest expense                                                         (3)
Intercompany interest expense                                          (206)
                                                        -------------------
         Total other expense                                           (233)
                                                        -------------------
Income before income taxes                                              975
Income tax provision                                                   (307)
                                                        -------------------
             Net income                                                 668

Division equity, beginning of period                                  7,855
                                                        -------------------
Division equity, end of period                           $            8,523
                                                        ===================

         The accompanying notes are an integral part of these combined financial statements.

                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                  Unaudited Combined Statements of Cash Flows
                             (Thousands of dollars)

                                                                                             Period from
                                                                                           January 1, 2004
                                                                                           to January 22,
                                                                                              2004 (Date
                                                                                             Immediately
                                                                                                Prior
                                                                                                  to
                                                                                            Acquisition by
                                                                                           Poster Financial)
                                                                                           -----------------
Cash flows from operating activities
Net income                                                                                   $           668
Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation                                                                                    806
         Provision for doubtful accounts                                                                 107
         Equity in loss of joint venture                                                                  26
Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                                      923
         Decrease (increase) in due from Poster Financial                                                376
         Decrease (increase) in inventories                                                               95
         Decrease (increase) in prepaid expenses and other                                               633
         Decrease (increase) in deposits and other assets                                                 22
         Increase (decrease) in accounts payable, net of change in bank overdraft                       (380)
         Increase (decrease) in other accrued liabilities                                              1,736
                                                                                           -----------------
                  Net cash provided by operating activities                                            5,012
                                                                                           -----------------

Cash flows from investing activities
Acquisition of property, equipment and improvements                                                   (4,436)
Contributions to joint venture                                                                          (235)
                                                                                           -----------------
                  Net cash used in investing activities                                               (4,671)
                                                                                           -----------------

Cash flows from financing activities
Change in bank overdraft                                                                              (4,996)
Change in amounts payable to MGM MIRAGE and affiliates, net                                           (3,456)
                                                                                           -----------------
                  Net cash used in financing activities                                               (8,452)
                                                                                           -----------------
Net decrease in cash and cash equivalents                                                             (8,111)
Cash and cash equivalents, beginning of period                                                        23,904
                                                                                           -----------------
Cash and cash equivalents, end of period                                                     $        15,793
                                                                                           =================


                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                Notes to Unaudited Combined Financial Statements

                              For the period from
                      January 1, 2004 to January 22, 2004
          (Date Immediately Prior to Acquisition by Poster Financial)


1.  Organization

         The Golden Nugget Group (the "Group") is an operating division of MGM MIRAGE ("MGM MIRAGE" or "Parent"), a publicly held Delaware corporation. The Group is comprised of the following entities:

         o Golden Nugget--Las Vegas, a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada and operated by GNLV, CORP., a Nevada corporation wholly owned by MGM MIRAGE ("GNLV").

         o Golden Nugget--Laughlin, a hotel-casino resort located in Laughlin, Nevada and operated by GNL, CORP., a Nevada corporation wholly owned by MGM MIRAGE ("GNL").

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


2.       Significant Accounting Policies and Basis of Presentation

         The combined financial statements included of the Group for the period January 1, 2004 through January 22, 2004 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made.

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

                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                Notes to Unaudited Combined Financial Statements

                              For the period from
                      January 1, 2004 to January 22, 2004
          (Date Immediately Prior to Acquisition by Poster Financial)


         Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group's net income would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148 (in thousands of dollars):

                                                           Period from
                                                          January 1, 2004
                                                        to January 22, 2004
                                                         (Date Immediately
                                                               Prior
                                                         to Acquisition by
                                                         Poster Financial)
                                                       --------------------
Net income (loss) as reported                             $             668
Stock based compensation under SFAS 123                                 (56)
                                                       --------------------
Pro Forma                                                 $             612
                                                       ====================

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


3.       Golden Nugget Acquisition

         On January 23, 2004, Poster Financial Group, Inc. ("Poster Financial"), an unrelated third party, completed the acquisition of the Group from MGM MIRAGE (the "Golden Nugget Acquisition"). The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million.

4.       Fremont Street Experience

         The Group owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Group's share of earnings, losses, capital contributions and distributions. Activity relating to the Group's investment in the Fremont Street Experience is as follows (in thousands of dollars):

                                                           Period from
                                                        January 1, 2004
                                                      to January 22, 2004
                                                       (Date Immediately
                                                             Prior
                                                       to Acquisition by
                                                       Poster Financial)
                                                      -------------------
Investment Balance--beginning of period                 $           5,187
Contributions                                                           -
Equity in loss of joint venture                                       (26)
                                                      -------------------
Investment Balance--end of period                       $           5,161
                                                      ===================

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

         Summarized financial information of the Fremont Street Experience is as follows (in thousands of dollars):

                                                        Period from
                                                      January 1, 2004
                                                    to January 22, 2004
                                                     (Date Immediately
                                                           Prior
                                                     to Acquisition by
                                                     Poster Financial)
                                                    -------------------
    Total revenues                                    $             274
    Costs and expenses                                             (423)
                                                    -------------------
             Net loss                                 $            (149)
                                                    ===================

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

                              Golden Nugget Group
                           (A division of MGM MIRAGE)

                Notes to Unaudited Combined Financial Statements

                              For the period from
                      January 1, 2004 to January 22, 2004
          (Date Immediately Prior to Acquisition by Poster Financial)


         A summary of the operations by business segment is presented below (in thousands of dollars):

                                                           Period from
                                                          January 1, 2004
                                                        to January 22, 2004
                                                         (Date Immediately
                                                               Prior
                                                         to Acquisition by
                                                         Poster Financial)
                                                       ---------------------
Net revenues
         GNLV, CORP.                                     $            12,167
         GNL, CORP.                                                    2,638
                                                       ---------------------
                  Total                                  $            14,805
                                                       =====================

Income (loss) from operations:
         GNLV, CORP.                                     $             1,052
         GNL, CORP.                                                      156
                                                       ---------------------
                  Total                                  $             1,208
                                                       =====================

Segment depreciation:
         GNLV, CORP.                                     $               782
         GNL, CORP.                                                       24
                                                       ---------------------
                  Total                                  $               806
                                                       =====================

Expenditures for additions to long-lived assets
         GNLV, CORP.                                     $             3,772
         GNL, CORP.                                                      664
                                                       ---------------------
                  Total                                  $             4,436
                                                       =====================

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

Overview

The Company

         We own and operate the Golden Nugget--Las Vegas and the Golden Nugget--Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of June 30, 2005:


                                                                           Casino
                                               Slot         Table      Space (square
Property                                     Machines       Games          feet)         Hotel Rooms
--------                                     --------       -----      --------------    -----------
Golden Nugget--Las Vegas..................      1,309          59              42,000          1,907
Golden Nugget--Laughlin...................        957          21              32,000            300
                                               ------        ----             -------         ------
Total.....................................      2,266          80              74,000          2,207
                                               ======        ====             =======         ======


         We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget--Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property's wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget--Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. As further discussed under the heading "-- Recent Developments," on February 4, 2005 we entered into an agreement to sell the Company.

          We also have an investment in The Fremont Street Experience Limited Liability Company ("The Fremont Street Experience LLC"), the entity which owns and operates The Fremont Street Experience. The Fremont Street Experience is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget--Las Vegas is located.

         The Golden Nugget Group

         The operations of the Golden Nugget Group consist of two hotel-casinos located in Las Vegas and Laughlin, Nevada, referred to in this report as the Golden Nugget--Las Vegas and the Golden Nugget--Laughlin, respectively. Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, the Golden Nugget properties offer a wide selection of high-quality amenities to complement their guests' gaming experience.

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

Recent Developments

Sale of Poster Financial

         On February 4, 2005, Poster Financial entered into an agreement (the "Landry's Purchase Agreement") to sell the Company to Houston, Texas-based Landry's Restaurants, Inc. ("Landry's") for approximately $140 million in cash, and an additional payment by Landry's for certain working capital liabilities. Under the terms of the transaction, PB Gaming agreed to sell all of the shares of Poster Financial to LSRI Holdings, Inc. ("LSRI"), a wholly owned subsidiary of Landry's.

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

                  It is anticipated that the transaction will close by the end of 2005, subject to customary closing conditions contained in the Landry's Purchase Agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

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

         As a result of the Barrick Purchase Agreement terminating in accordance with its terms, Landry's Gaming will acquire the Golden Nugget--Laughlin in addition to the Golden Nugget--Las Vegas because the Golden Nugget--Laughlin remains a wholly owned subsidiary of Poster Financial. Under the terms of the Landry's Purchase Agreement, there is no adjustment to the cash purchase price for the acquisition of the Golden Nugget--Laughlin because the net proceeds that would have been applied to outstanding balances under the Credit Facility would not have been received from Barrick. Landry's will thus pay off, or assume as the case may be, an equivalently larger liability under the Credit Facility.

         On June 1, 2005, Poster Financial filed a complaint against Barrick seeking the release of a $1.0 million deposit from escrow on account of Barrick's failure to acquire the stock of the Golden Nugget-Laughlin before the transaction's May 31, 2005 expiration date.

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

Additional Shareholders of PB Gaming, Inc.

         As previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2004, PB Gaming has 10,000 shares of common stock, no par value, issued and outstanding. 3,750 shares (37.5%) are owned by Timothy N. Poster ("Poster"), our Chairman and Chief Executive Officer, 3,750 shares are owned by Thomas C. Breitling ("Breitling"), our President, Treasurer, Secretary and one of our directors, 1,275 shares (12.75%) are owned by Andre K. Agassi ("Agassi"), 1,000 shares (10%) are owned by Charles N. Mathewson ("Mathewson") a member of our Board of Directors and 225 shares (2.25%) are owned by Perry Rogers ("Rogers") a member of our Board of Directors.

         Poster and Breitling were issued their shares in connection with the Company's Acquisition of the Golden Nugget Group from MGM MIRAGE. Agassi and Rogers were issued their shares in connection with (i) the conversion of junior subordinated convertible notes of PB Gaming in April 2005, (ii) the repurchase by PB Gaming of junior subordinated notes of PB Gaming in June 2005, and (iii) the subsequent issuance of PB Gaming shares in June 2005. Mathewson was issued his shares in connection with the conversion of a junior subordinated convertible note of PB Gaming in June 2005.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005

         Net revenues for the three months ended June 30, 2005 amounted to $62.4 million, a decrease of $3.3 million, or 5.0%, over the three months ended June 30, 2004. The decrease in net revenues was attributable to a decrease in table games drop coupled with the hold percentage, offset by strong increases in hotel and food and beverage revenues. These increases in non-casino revenues are the result of increased menu prices and room occupancy and ADR for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.


         The following table presents detail of our net revenues (in thousands of dollars):

                                           Golden Nugget--Las Vegas                     Golden Nugget--Laughlin
                                   ---------------------------------------    -----------------------------------------
                                        Three Months Ended June 30,                 Three Months Ended June 30,
                                   ---------------------------------------    -----------------------------------------
                                                               Percentage                                    Percentage
                                       2004          2005        Change             2004            2005       Change
                                   -------------- ----------- ------------      --------------- -----------  ----------
     Casino revenue, net:
     Table Games                       $  14,901     $  9,280       -37.7%           $    746      $   738        -1.1%
     Slots                                19,997       20,207         1.1%              8,317        8,431         1.4%
     Other                                   759          672       -11.5%                289          221       -23.5%
                                   -------------- ------------                  --------------- -----------

     Casino revenue, net                  35,657       30,159       -15.4%              9,352        9,390         0.4%
                                   -------------- ------------                  --------------- -----------

     Non-casino revenue:
     Rooms                                11,362       12,982        14.3%              1,077        1,019        -5.4%
     Food and beverage                    10,994       11,224         2.1%              2,729        2,846         4.2%
     Entertainment, retail and
        other                              2,715        2,596        -4.4%                385          244       -36.6%
                                   -------------- ------------                  --------------- -----------

     Non-casino revenue                   25,071       26,802         6.9%              4,191        4,109        -2.0%
                                   -------------- ------------                  --------------- -----------

                                          60,728       56,961        -6.2%             13,543       13,499        -0.3%
     Less: Promotional allowances         (6,812)      (6,301)       -7.5%             (1,798)      (1,758)       -2.2%
                                   -------------- ------------                  --------------- -----------

     Net Revenue                       $  53,916    $  50,660        -6.0%         $   11,745    $  11,741         0.0%
                                   ============== ============                  =============== ===========

Casino Revenues

         Casino revenues during the three months ended June 30, 2005 totaled $39.5 million, a decrease of $5.5 million, or 12.1%, over the three months ended June 30, 2004. Slot machine revenues accounted for $28.6 million, or 72.4% of casino revenues, and table games revenues accounted for $10.0 million, or 25.3% of the casino revenues for the three months ended June 30, 2005. The decline in table games revenue at the Las Vegas property is the result of changes in table games limits and credit policy which reduced drop, along with a lower hold percentage for the period ended June 30, 2005.

Non-Casino Revenues

         Room revenues totaled $14.0 million, or 22.4% of net revenues, for the three months ended June 30, 2005 compared to $12.4 million, or 18.9% of net revenues, for the three months ended June 30, 2004. Hotel occupancy during the period at the Las Vegas property was 98.6%, compared to 97.6% for the three months ended June 30, 2004. Overall ADR increased 13.8% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

          Food and beverage revenues for the three months ended June 30, 2005 totaled $14.1 million, or 22.5% of net revenues, compared to $13.7 million, or 20.9% of net revenues, for the three months ended June 30, 2004. At the Las Vegas property, food covers decreased 3.3% during the period, while average revenue per cover increased 3.4% compared to the three months ended June 30, 2004.

          Entertainment, retail and other revenues decreased $0.3 from $3.1 million for the three months ended June 30, 2004 to $2.8 million for the three months ended June 30, 2005. This decrease was the result of outsourcing our Retail facilities in mid 2004. We now lease the facilities to a third party and receive rental income, instead of operating the facilities directly.

Promotional Allowances

          Promotional allowances provided to gaming patrons for the three months ended June 30, 2005 and 2004, totaled $8.1 million and $8.6 million, respectively, and are characterized in the financial statements as a reduction of gross revenues. The decrease is consistent with the decrease in gaming volumes and customer base as compared to the three months ended June 30, 2004.

Operating Expenses

          Casino operating expenses for the three months ended June 30, 2005 totaled $23.4 million, or 59.2% of casino revenues, compared to $26.3 million, or 58.5% of casino revenues, for the three months ended June 30, 2004. Casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos. The decrease of $2.9 million, or 11.0%, in casino operating expenses is due primarily to decreases in gaming taxes, special event costs and payroll expense.

          General and administrative expenses for the three months ended June 30, 2005 were $12.8 million, or 20.5% of net revenues, compared to $13.2 million, or 20.2% of net revenues, for the three months ended June 30, 2004. The decrease in general and administrative expenses is attributed to costs associated with payroll.

Income from Operations

         Operating income for the three months ended June 30, 2005 was $3.1 million, or 5.0% of net revenues, compared to $4.4 million, or 6.8% of net revenues, for the three months ended June 30, 2004. The decrease in operating income is primarily due to decreases in casino revenues for the three months ended June 30, 2005.

Other Income and Expense

         Other income and expense consists principally of interest expense on the Senior Notes and the Credit Facility and the equity in the loss of our joint venture investment in The Fremont Street Experience LLC.

         Interest expense for Poster Financial for the three months ended June 30, 2005 amounted to approximately $4.5 million compared to $4.2 million for the three months ended June 30, 2004. The interest expense resulted from the issuance of $155.0 million principal amount of the Senior Notes on December 3, 2004. The Company also incurred interest expense from the $20.0 million term loan under the Credit Facility (drawn on January 22, 2004 at the closing of the Acquisition) and from borrowings under the revolving portion of the Credit Facility.

         The Golden Nugget--Las Vegas accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget--Las Vegas added to its investment through contributions of approximately $0.2 million for the three months ended June 30, 2005, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.4 million for the three months ended June 30, 2005 and approximately $0.2 million for the three months ended June 30, 2004, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each three months. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2004 and 2005.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005

         Net revenues for the six months ended June 30, 2005 amounted to $130.7 million, a decrease of $3.6 million, or 2.7%, over the six months ended June 30, 2004. The slight decrease in net revenues was attributable to a decrease in table games drop coupled with the hold percentage, offset by strong increases in hotel and food and beverage revenues. These increases in non-casino revenues are the result of increased menu prices and room occupancy and ADR for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

         The following table presents detail of our net revenues (in thousands of dollars):


                                      Golden Nugget--Las Vegas                  Golden Nugget--Laughlin
                                -------------------------------------    -----------------------------------
                                     Six Months Ended June 30,               Six Months Ended June 30,
                                -------------------------------------    -----------------------------------
                                                           Percentage                             Percentage
                                 2004(1)         2005       Change         2004(1)        2005      Change
                                -----------  ------------- ---------     ------------ ----------- ----------
     Casino revenue, net:
     Table Games                 $  28,035      $  18,409     -34.3%       $   1,427     $  1,532       7.4%
     Slots                          42,373         42,633       0.6%          17,975       18,824       4.7%
     Other                           1,816          2,841      56.4%             541          648      19.8%
                                -----------  -------------               ------------  -----------

     Casino revenue, net            72,224         63,883     -11.5%          19,943       21,004       5.3%
                                -----------  -------------               ------------  -----------

     Non-casino revenue:
     Rooms                          23,533         26,862      14.1%           2,000        1,970      -1.5%
     Food and beverage              22,177         23,389       5.5%           5,408        5,561       2.8%
     Entertainment, retail and
        other                        6,072          5,339     -12.1%             802          377     -53.0%
                                -----------  -------------               ------------  -----------

     Non-casino revenue             51,782         55,590       7.4%           8,210        7,908      -3.7%
                                -----------  -------------               ------------  -----------

                                   124,006        119,473      -3.7%          28,153       28,912       2.7%
     Less: Promotional
        allowances                 (13,940)       (13,892)     -0.3%          (3,871)      (3,774)     -2.5%
                                -----------  -------------               ------------  -----------

     Net Revenue                $  110,066      $ 105,581      -4.1%       $  24,282    $  25,138       3.5%
                                ===========  =============               ============  ===========


(1) The information presented reflects the results of operations for (i) the first 22 days of January 2004, while the Golden Nugget--Las Vegas was owned by MGM MIRAGE and (ii) the remainder of the period through June 30, 2004 while the Golden Nugget--Las Vegas was owned by Poster Financial. A discussion of our operations for those discrete periods in 2004 is not meaningful when compared to the six months ended June 30, 2005. Accordingly, for purposes of "Management's Discussion and Analysis of Financial Condition and Results of Operations", we have presented the six month period ended June 30, 2004 on a combined basis.


Casino Revenues

         Casino revenues during the six months ended June 30, 2005 totaled $84.9 million, a decrease of $7.3 million over the six months ended June 30, 2004. Slot machine revenues accounted for $61.5 million, or 72.4% of casino revenues, and table games revenues accounted for $19.9 million, or 23.5% of the casino revenues for the six months ended June 30, 2005. The decline in table games revenue at the Las Vegas property is a result of changes in table games limits and credit policy which reduced drop, along with a lower hold percentage for the period ended June 30, 2005.

Non-Casino Revenues

         Room revenues totaled $28.8 million, or 22.1% of net revenues, for the six months ended June 30, 2005 compared to $25.5 million, or 19.0% of net revenues, for the six months ended June 30, 2004. Hotel occupancy during the period at the Las Vegas property was 97.8%, compared to 98.3% for the six months ended June 30, 2004. Overall ADR increased 16.4% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

          Food and beverage revenues for the six months ended June 30, 2005 totaled $29.0 million, or 22.1% of net revenues, compared to $27.6 million, or 20.5% of net revenues, for the six months ended June 30, 2004. Food covers decreased 3.1% during the period; while average revenue per cover increased 6.4% compared to the six months ended June 30, 2004.

          Entertainment, retail and other revenues decreased $1.2 from $6.9 million for the six months ended June 30, 2004 to $5.7 million for the six months ended June 30, 2005. This decrease was the result of outsourcing our Retail facilities in mid 2004. We now lease the facilities to a third party and receive rental income, instead of operating the facilities directly.

Promotional Allowances

          Promotional allowances provided to gaming patrons for the six months ended June 30, 2005 and 2004, totaled $17.7 million and $17.8 million, respectively, and are characterized in the financial statements as a reduction of gross revenues. The decrease is consistent with the decrease in gaming volumes and customer base as compared to the six months ended June 30, 2004, with the majority of the decrease occurring in the second quarter.

Operating Expenses

          Casino operating expenses for the six months ended June 30, 2005 totaled $50.2 million, or 59.1% of casino revenues, compared to $52.2 million, or 56.6% of casino revenues, for the six months ended June 30, 2004 (including the 22 days preceding the Acquisition for comparability purposes). Casino operating expenses were primarily comprised of salaries, benefits, gaming taxes, and other operating expenses of the casinos. The decrease of $2.0 million, or 3.8%, in casino operating expenses is due primarily to decreases in payroll and gaming tax expenses.

          General and administrative expenses for the six months ended June 30, 2005 were $26.1 million, or 20.0% of net revenues, compared to $26.4 million, or 19.6% of net revenues, for the six months ended June 30, 2004 (including the 22 days preceding the Acquisition for comparability purposes). The decrease in general and administrative expenses is attributed to reductions in payroll and outside labor costs.

Income from Operations

         Operating income for the six months ended June 30, 2005 was $8.7 million, or 6.7% of net revenues, compared to $12.8 million, or 9.5% of net revenues, for the six months ended June 30, 2004 (including the 22 days preceding the Acquisition for comparability purposes). The decrease in operating income is primarily due to decreases in casino revenues for the six months ended June 30, 2005, as well as the $1.3 million severance payment made during the six months ended June 30, 2005.

Other Income and Expense

         Other income and expense consists principally of interest expense on the Senior Notes and the Credit Facility and the equity in the loss of our joint venture investment in The Fremont Street Experience LLC.

         Interest expense for Poster Financial for the six months ended June 30, 2005 amounted to approximately $9.1 million compared to $8.2 million for the six months ended June 30, 2004. The interest expense resulted from the issuance of $155.0 million principal amount of the Senior Notes on December 3, 2004. The Company also incurred interest expense from the $20.0 million term loan under the Credit Facility (drawn on January 22, 2004 at the closing of the Acquisition) and from borrowings under the revolving portion of the Credit Facility. In 2004, the Golden Nugget Group also incurred approximately $0.2 million of interest expense, primarily on notes payable by Golden Nugget - Las Vegas to MGM MIRAGE, in the principal amount of $80.0 million. In connection with the closing of the Acquisition, the Golden Nugget--Las Vegas was relieved of its obligations to repay the note payable to the MGM MIRAGE.

         The Golden Nugget--Las Vegas accounts for its investment in The Fremont Street Experience LLC as a joint venture, using the equity method of accounting. The Golden Nugget--Las Vegas added to its investment through contributions of approximately $0.5 million for the six months ended June 30, 2005 and approximately $0.2 million for the six months ended June 30, 2004, and its equity in the loss of The Fremont Street Experience LLC was approximately $0.5 million for the six months ended June 30, 2005 and approximately $0.3 million for the six months ended June 30, 2004, which losses were consistent with our expectations. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses each six months. GNLV has a 17.65% interest in the loss of The Fremont Street Experience LLC, which ownership and participation rate was consistent throughout 2004 and 2005.

Liquidity and Capital Resources

         On August 10, 2005, the Company entered into an amendment to the loan and security agreement relating to the senior secured credit facility. The amendment modified the financial covenants to consider the results of operations of the Laughlin properties in light of the terminated agreement to sell that property to Barrick.

         At June 30, 2005, Poster Financial had cash and cash equivalents of $24.6 million, had approximately $14.0 million outstanding under the Revolver portion of the Credit Facility, and $2.6 million drawn under Letters of Credit, which reduce total availability. Accordingly, remaining availability under the line of credit was approximately $8.4 million at June 30, 2005.

         Until the completion of the sale of the Company to Landry's, we expect to fund our operating and capital needs, as currently contemplated, with operating cash flows and availability under the Revolver. We currently anticipate capital expenditures for 2005 to be approximately $10.0 million. The majority of the budgeted expenditures for 2005 are expected to be spent on purchasing new gaming equipment and information services equipment. We spent approximately $15.0 million on capital expenditures in 2004 since the closing of the Acquisition.

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

         It is anticipated that the Landry's transaction will close by the end of 2005, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

         For the six months ended June 30, 2005, net cash provided by operating activities totaled approximately $9.5 million as compared to $9.3 million for the period from January 23, 2004 through June 30, 2004. Cash used for investing activities during the six months ended June 30, 2005 totaled $3.1 million, as compared to $52.2 million in 2004, reflecting the Acquisition.

         Cash flows used in financing activities were approximately $6.0 million in the six months ended June 30, 2005, primarily for payments on debt and other obligations and distributions for tax payments to PB Gaming, offset by a $3.0 million equity contribution from PB Gaming during the period. Cash flows from financing activities in the comparable 2004 period were $61.9 million, reflecting borrowings and contributions to fund the Acquisition.


Off Balance Sheet Arrangements

          Our off balance sheet arrangements consist solely of our investment in an unconsolidated affiliate, which currently consists of our investment in Fremont Street Experience LLC. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions or joint ventures.

          At June 30, 2005, we had outstanding letters of credit totaling $2.6 million.

Contractual Obligations

          The following table summarizes the contractual obligations and commitments of Poster Financial (or the Golden Nugget Group prior to the Acquisition) to make future payments under certain contracts, including long-term debt obligations, and operating leases at June 30, 2005. We have significant obligations under the Senior Notes and the Credit Facility.


                                                                Payments Due By Period
                                     -----------------------------------------------------------------------------
Contractual Obligations and            Less than                                         After
Commitments                             1 year          1-3 years      4-5 years        5 years         Total
------------------------------------ --------------  --------------  -------------- --------------- --------------
                                                              (in thousands of dollars)
8 3/4% Senior Notes                  $          --   $          --   $          --  $      155,000  $     155,000
Credit Facility                              2,800           5,600          22,823              --         31,223
Other long-term debt                           119             272              --              --            391
Operating leases                             1,368           2,344           1,910          30,665         36,287
                                     --------------  --------------  -------------- --------------- --------------
Total cash obligations               $       4,287   $       8,216   $      24,733  $      185,665  $     222,901
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

Recently Issued Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board ("FASB") approved the consensus reached on the Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. In September 2004, the FASB issued a FASB Staff Position ("FSP") EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 on certain impaired debt securities until after further deliberations by the FASB. The adoption of this pronouncement did not impact our consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company does not have a stock option plan and no stock options have been issued to any employees since the purchase of the Company from MGM MIRAGE. Accordingly, the adoption of this pronouncement is not expected to have any effect on our consolidated financial position, results of operations and cash flows.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends part of ARB 43, "Inventory Pricing," concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling might be "so abnormal" that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the "so-abnormal" criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. We maintain inventories for our restaurants, gift shops, bars and other operations. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations or cash flows.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB No. 20 and FAS No. 3" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operations and cash flows.

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

         The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the remainder of 2005 and, for later years, for the twelve-month periods ended December 31 (in thousands of dollars):

                                                                                                                  Fair
                                      2005      2006       2007      2008     2009    Thereafter     Total      Value(1)
                                   --------- ----------  -------- --------- --------  ------------ ----------- -----------
Variable Rate Debt
Poster Financial--Amounts
   outstanding under the Credit
   Facility, payable at one-month
   LIBOR plus a margin of 4.0%     $  1,400  $   2,800   $ 2,800  $ 24,223  $    --   $         --  $  31,223   $  31,223
Average interest rate (2)                --         --        --        --       --             --       5.09%

Fixed Rate Debt
Poster Financial--$155.0 principal
   amount of the Senior Notes due
   2011                                  --         --        --        --       --        155,000    155,000     157,713
Average interest rate (2)                --         --        --        --       --           8.75%      8.75%
Golden Nugget Group-Non-interest
   bearing slot jackpot payable
   over time and carried as a note
   payable (unamortized discount
   of $72 at December 31, 2004
   not reflected in scheduled
   payments)                            154        154       154         --      --             --        462         391
                                   --------- ----------  -------- --------- --------  ------------ ----------- -----------
                                   $  1,554  $   2,954   $  2,954  $ 24,223  $    --  $  155,000   $  186,685  $  189,327
                                   ========= ==========  ======== ========= ========  ============ =========== ===========

------------------
(1) The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts are based on market quotes.

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

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

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

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities and Use of Proceeds - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits

         No. 10.1 - Amendment Number Five to Loan and Security Agreement dated as of August 10, 2005, by and among Poster Financial Group, Inc., GNLV, CORP., GNL, CORP. and Wells Fargo Bank, National Association.

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

                                          Poster Financial Group, Inc.,
                                          Registrant


DATE:  August 12, 2005                      /s/ Dawn Prendes
                                          -----------------------------
                                          Dawn Prendes,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)