Form 10-Q
period 2005-09-30
POSTER FINANCIAL GROUP INC
filed 2005-11-14
CIK 1278868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file number 333-114335

POSTER FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

56-2370836

(I.R.S. Employer Identification No.)

129 E. Fremont Street, Las Vegas, Nevada 89101

(Address of principal executive offices)

(702) 385-7111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Registrant is a wholly owned subsidiary of Landry’s Restaurant’s, Inc. Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 100 outstanding shares as of November 12, 2005.

POSTER FINANCIAL GROUP, INC.

(1)	Poster Financial Group, Inc. completed the acquisition of the Golden Nugget Group on January 23, 2004. The acquisition of the Golden Nugget Group was significant and accordingly, the financial statements of the Golden Nugget Group are included in the Quarterly Report on Form 10-Q in order to comply with Rule 3-01 of Regulation S-X.

POSTER FINANCIAL GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial positions and changes therein for the periods presented have been included.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other businesses and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of products, materials and employees;

•	consumer perceptions of safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our businesses;

•	the effect of tax laws and any changes therein;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans; and

•	references to future success.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor Company	Predecessor Company
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,428	$15,321
Accounts receivable, net	5,934	16,370
Inventories	2,973	3,228
Prepaid expenses and other	6,825	4,832
Assets held for sale	—	43,076

Total current assets	41,160	82,827

PROPERTY AND EQUIPMENT, net	319,578	152,793
INVESTMENT IN JOINT VENTURE	5,215	5,351
DEPOSITS AND OTHER ASSETS, net	35,446	36,203

Total assets	$401,399	$277,174

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,574	$8,534
Accrued liabilities	37,222	33,224
Current portion of notes payable	130	119
Bank credit facility classified as currently payable	490	36,036
Liabilities related to assets held for sale	—	5,783

Total current liabilities	52,416	83,696
NOTES PAYABLE, NET OF CURRENT PORTION	185,905	155,272

Total liabilities	238,321	238,968

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock (no par value, 10,000 shares authorized, 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	163,000	50,000
Retained earnings (deficit)	78	(11,794)

Total stockholder’s equity	163,078	38,206

Total liabilities and stockholders’ equity	$401,399	$277,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company	Predecessor Company
	September 27 - September 30, 2005	July 1 - September 26, 2005	Three Months Ended September 30, 2004	January 1 - September 26, 2005	Nine Months Ended September 30, 2004
REVENUES
Casino	$1,825	$36,618	$41,280	$121,505	$123,327
Rooms	601	12,307	11,861	41,139	34,599
Food and beverage	597	12,809	14,205	41,759	38,756
Entertainment, retail and other	95	2,474	3,430	8,190	9,487

Gross revenues	3,118	64,208	70,776	212,593	206,169
Promotional allowances	(411)	(8,146)	(9,882)	(25,812)	(25,732)

Net revenues	2,707	56,062	60,894	186,781	180,437

COST AND EXPENSES
Casino	1,057	22,392	28,314	72,589	75,036
Rooms	235	5,465	5,555	16,766	14,649
Food and beverage	352	8,571	8,266	27,030	23,634
Entertainment, retail and other	92	2,141	2,528	6,863	7,343
Provision for doubtful accounts	26	442	935	1,938	2,010
General and administrative	445	13,619	15,510	41,036	39,338
(Gain) loss on disposal of fixed assets	—	(11)	(70)	(504)	(70)
Depreciation and amortization	202	4,076	4,204	12,972	11,285

Total cost and expense	2,409	56,695	65,242	178,690	173,225

Operating income (loss)	298	(633)	(4,348)	8,091	7,212

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(14)	(312)	(126)	(826)	(382)
Interest income	—	9	17	28	106
Interest expense	(169)	(4,216)	(4,234)	(13,307)	(12,391)

Total other income (expense)	(183)	(4,519)	(4,343)	(14,105)	(12,667)

Income (loss) before income taxes	115	(5,152)	(8,691)	(6,014)	(5,455)
Provision for income taxes	37	—	—	—	—

NET INCOME (LOSS)	$78	$(5,152)	$(8,691)	$(6,014)	$(5,455)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Predecessor Company
Balance, December 31, 2004	100	$—	$50,000	$(11,794)	$38,206
Net income (loss)	—	—	—	(6,014)	(6,014)
Capital contributions	—	—	3,000	—	3,000
Distributions	—	—	—	(979)	(979)

Balance, September 26, 2005	100	$—	$53,000	$(18,787)	$34,213
Successor Company
Acquisition capital	—	—	163,000	—	163,000
Net income (loss)	—	—	—	78	78

Balance, September 30, 2005	$100	$—	$163,000	$78	$163,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company	Predecessor Company
	September 27, 2005 - September 30, 2005	January 1, 2005 - September 26, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78	$(6,014)	$(5,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	202	12,972	11,285
Provision for doubtful accounts	26	1,938	2,010
Gain on sale of assets	—	(504)	(70)
Equity in loss of joint venture	14	826	382
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(288)	8,323	(10,658)
(Increase) decrease in inventories	(121)	696	384
(Increase) decrease in prepaid expenses and other	(788)	(183)	(2,672)
(Increase) decrease in deposits and other assets	10	1,963	(432)
Increase (decrease) in accounts payable	588	44	2,465
Increase (decrease) in accrued liabilities	1,958	(5,807)	15,235

Net cash provided by operating activities	1,679	14,254	12,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and improvements, excluding amounts in accounts payable	(3)	(6,009)	(11,458)
Acquisition of the Golden Nugget Group, net of cash $11,942	—	—	(201,781)
Proceeds from sale of equipment	—	1,157	70
Contributions to joint venture	—	(704)	(469)
Decrease in restricted cash	—	—	159,548

Net cash used in investing activities	(3)	(5,556)	(54,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(16,500)	(2,100)	—
Proceeds from issuance of term loan	—	—	20,000
Net borrowings (repayments) under revolving credit facility	16,500	(7,065)	5,302
Change in bank overdraft	(3,761)	1,840	796
Distributions to PB Gaming	—	(979)	(2,517)
Additional contributions of equity from PB Gaming	—	3,000	39,117

Net cash provided by (used in) financing activities	(3,761)	(5,304)	62,698

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,085)	3,394	21,082

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,513	24,119	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	25,428	$27,513	$21,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$9,013	$7,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Poster Financial Group, Inc. (“PFG” or the “Company”) a Nevada corporation owns and operates the Golden Nugget hotel, casino, and entertainment resorts in downtown Las Vegas and Laughlin, Nevada. The Company is a wholly owned subsidiary of Landry’s Restaurants, Inc. (“Landry’s” or the “Parent”). Unless otherwise stated, all dollars are in thousands.

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s, completed the acquisition of the capital stock of PFG for $163.0 million in cash plus the assumption of $155.0 million of senior secured notes and $27.0 million of bank debt, see Note 2 for further discussion. A new basis of accounting resulting from the acquisition has been pushed down to PFG. The results of operations, financial position and cash flows have been segregated to present post-acquisition activity as the “Successor Company” and pre-acquisition activity as the “Predecessor Company” in the financial statements and accompanying footnotes.

On January 23, 2004, PFG acquired the Golden Nugget Group from MGM Mirage. Results of operations and cash flows for 2004 exclude the period of January 1, 2004 through January 22, 2004 when the Golden Nugget Group was owned and operated by MGM Mirage. Results of operations and cash flows for this period have been included in this Form 10-Q in order to comply with Rule 3-01 of Regulation S-X.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of PFG and it’s wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company indirectly holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses Fremont Street, located adjacent to the Golden Nugget – Las Vegas.

Basis of Presentation

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Form 10-K, filed with the Securities and Exchange Commission.

At December 31, 2004 the Golden Nugget – Laughlin was treated as discontinued operations and its assets were classified as held for sale as a result of an agreement entered into between the Company and Barrick Gaming Corporation. The transaction did not close by May 31, 2005 and as such was automatically cancelled during the quarter ended June 30, 2005. Accordingly, the assets of the Golden Nugget – Laughlin were reclassified from assets held for sale, and the Company no longer reports its results as discontinued operations.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - September 30, 2005	July 1, 2005 - September 26, 2005	Three Months ended September 30, 2004	January 1, 2005- September 26, 2005	Nine Months ended September 30, 2004
Rooms	$164	$2,857	$3,152	$9,007	$8,677
Food & Beverage	236	4,909	6,091	15,665	15,479
Other	11	380	639	1,140	1,576

	$411	$8,146	$9,882	$25,812	$25,732

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - September 30, 2005	July 1, 2005 - September 26, 2005	Three Months ended September 30, 2004	January 1, 2005 - September 26, 2005	Nine Months ended September 30, 2004
Rooms	$106	$1,848	$1,867	$5,856	$5,137
Food and Beverage	260	5,404	7,191	17,121	18,293
Other	16	628	767	1,808	1,750

	$382	$7,880	$9,825	$24,785	$25,180

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties and requires that compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. The adoption of this pronouncement is not expected to have any effect on the Company’s consolidated financial position, results of operations and cash flows.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The statement clarifies that abnormal costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. The Company maintains inventories for its restaurants, gift shops, bars and other operations. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. Management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2. CHANGE OF CONTROL

On September 27, 2005, Landry’s completed the acquisition of the capital stock of PFG for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. The following summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed. These fair values were determined using appraised values and management’s estimates from information currently available as well as preliminary plans for future operations.

Estimated fair value of assets acquired	$402,536
Liabilities assumed or created	(53,012)

Allocated purchase price	349,524
Less: Cash acquired and debt assumed	(214,037)

Net cash paid	$135,487

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract termination and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $3.0 million.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2004, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Successor Company	Predecessor Company
	September 27, 2005 - September 30, 2005	July 1, 2005 - September 26, 2005	Three Months ended September 30, 2004	January 1, 2005 - September 26, 2005	Nine Months ended September 30, 2004
Revenue	$2,707	$56,062	$60,894	$186,781	$195,243
Net income (loss)	$78	$(2,068)	$(4,649)	$82	$598

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2004 or the results of operations that may be obtained in the future.

3. LONG-TERM DEBT

Debt Issuance

In December 2003, the Company issued $155.0 million of 8 3/4% senior secured notes due 2011 to finance a portion of the purchase price of the acquisition and the Golden Nugget Group from MGM Mirage. All payments are guaranteed, jointly and severally, by all the Company’s current and future restricted subsidiaries on a senior secured basis. The senior notes and the guarantees are secured by a pledge of capital stock of the Company’s restricted subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Company’s credit facility. Interest on the Notes is payable in June and December of each year.

The $155.0 million of 8 3/4% senior secured notes due 2011 remained outstanding following Landry’s purchase of PFG. As a result of the change of control, PFG was required to commence an offer to purchase all outstanding senior notes for 101% of the aggregate principal amount plus any accrued and unpaid interest. The offer commenced in accordance with the indenture and will expire on November 28, 2005. Any notes tendered under the offer will be funded from the PFG revolving credit facility or Landry’s revolving credit facility.

Bank Credit Agreement

In January 2004, the Company entered into a $35.0 million senior secured credit facility consisting of a $20.0 million amortizing term loan and a $15.0 million revolver. The senior secured credit facility was later amended expanding the revolver to $25.0 million. Under the credit facility, the Company is subject to various financial covenants, including among other things, limitations on the disposal of assets, mergers and acquisitions, liens or indebtedness, and transactions with affiliates. The Company’s obligations under the credit facility are guaranteed, jointly and severally, by all the Company’s subsidiaries. The Company’s obligations under the credit facility are also secured by a pledge of capital stock of the Company’s restricted subsidiaries and the Company’s interest in the Fremont Street Experience, as well as a first priority lien on substantially all of the Company’s and the guarantors’ current and future assets. Interest on the credit facility accrues at an interest rate determined at the option of the Company, at either the LIBOR Index plus a 4% margin, or the Base Rate, defined as the bank’s prime rate plus a 3% margin.

At March 31, 2005, the Company failed to satisfy the financial covenants under the loan and security agreement. On March 31, 2005, the Company entered into a commitment letter arrangement with their lender, which on May 2, 2005, was formalized into an amendment to the loan and security agreement relating to its credit facility. The amendment modifies financial ratios and covenants to resolve certain defaults (which had been previously waived by the lenders) and to permit the sale of the Golden Nugget — Laughlin.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

On August 10, 2005, the Company entered into an amendment to the loan and security agreement relating to the senior secured credit facility. The amendment modified the financial covenants to include the results of operations of the Laughlin properties.

In connection with the acquisition, the Company entered into an amended loan and security agreement whereby the remaining balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 2% or base rate plus 1% at September 30, 2005. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. As of September 30, 2005, $2.6 million in letters of credit were outstanding with $13.4 million of available borrowing capacity.

Long-term debt is comprised of the following:

	Successor Company	Predecessor Company
	September 30, 2005	December 31, 2004
$25.0 million senior secured credit facility, Libor + 4.0%, due December 2008	$—	$17,436
$20.0 million senior secured term loan, Libor + 4.0%, principal paid quarterly through July 2008, balance due December 2008	—	18,600
$43.0 million senior secured credit facility, Libor + 2.0%, due January 2009	26,990	—
$155.0 million senior secured note, 8 3/4% interest only, due 2011	159,263	155,000
Other long-term notes payable with various interest rates, principal and interest	272	391

Total debt	186,525	191,427
Less current portion	(620)	(36,155)

Long-term debt	$185,905	$155,272

4. FREMONT STREET EXPERIENCE

The Company indirectly owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Company’s share of earnings, losses, capital contributions and distributions.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

Activity relating to the Company’s investment in the Fremont Street Experience for the period from January 23, 2004 through September 30, 2005 is as follows:

Predecessor Company
Investment balance - January 23, 2004	$5,105
Contributions	1,408
Equity in loss of joint venture	(1,284)

Investment balance - September 26, 2005	5,229
Successor Company
Equity in loss of joint venture	(14)

Investment balance - September 30, 2005	$5,215

The investment balance reflects the Company’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Company’s proportional interest in profits or losses, as well as an additional $1.8 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $5.2 million member’s equity carried by the Company is approximately $0.3 million less than the proportional amount of members’ capital reported by the Fremont Street Experience due to values assigned in the allocation of purchase price resulting from the acquisition.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows:

September 30, 2005
Current assets	$3,736
Non-current assets	36,553

Total assets	$40,289

Current liabilities	$331
Non-current liabilities	16,715
Preferred member contribution	3,040
Members’ capital	20,203

Total liabilities and members’ capital	$40,289

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Total revenues	$4,539	$3,618
Costs and expenses	(9,300)	(5,784)

Net loss	$(4,761)	$(2,166)

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The proportionate share of the Company’s loss of the Fremont Street Experience for the nine months ended September 30, 2005 and the period January 23, 2004 through September 30, 2004 is approximately $840 and $382, respectively. Of the $840 proportionate share of loss, $14 was recorded in the four days of operations in which PFG was a wholly owned subsidiary of Landry’s.

5. EMPLOYEE BENEFIT PLANS

The Company’s employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $0.1 million for the period from September 27, 2005 through September 30, 2005, $7.8 million for the period from January 1, 2005 through September 26, 2005, and $6.7 million for the period from January 23, 2004 through September 30, 2004 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, the Company does not believe that unfunded amounts attributable to its casino operation are material.

The Company sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. The Company recorded charges for matching contributions of approximately $7,000 for the period from September 27, 2005 through September 30, 2005, $551,000 for the period from January 1, 2005 through September 26, 2005, and $490,000 for the period from January 23, 2004 through September 30, 2004

6. SEGMENT INFORMATION

The Company owns and operates two properties, a casino hotel resort located in downtown Las Vegas, Nevada (“GNLV”) and a casino and hotel located in Laughlin, Nevada (“GNL”). The Company markets each of these properties primarily to middle-income guests. The major products offered include casino entertainment, hotel rooms, and food and beverage. The accounting policies for each property are the same as those described in the summary of significant accounting policies.

A summary of the operations by business segment is presented below:

	Successor Company	Predecessor Company
	September 27, 2005 - September 30, 2005	July 1, 2005 - September 26, 2005	Three Months ended September 30, 2004	January 1, 2005 - September 26, 2005	Nine Months ended September 30, 2004
Net revenues
GNLV	$2,116	$45,008	$49,598	$150,589	$147,497
GNL	591	11,054	11,296	36,192	32,940

Total	$2,707	$56,062	$60,894	$186,781	$180,437

Operating income (loss):
GNLV	$137	$(766)	$(4,489)	$4,918	$5,434
GNL	161	545	295	4,098	2,415
PFG	—	(412)	(154)	(925)	(637)

Total	$298	$(633)	$(4,348)	$8,091	$7,212

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7. SUMMARIZED FINANCIAL INFORMATION

All payments with respect to the Company’s 8 3/4% senior secured Notes due 2011 are guaranteed, jointly and severally, by all the Company’s subsidiaries. The notes are also collateralized by a pledge of capital stock of the Company’s subsidiaries and a security interest in substantially all of the Company’s and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

Separate financial statements and other disclosures concerning each of the subsidiary guarantors are not presented below because management believes they are not material to investors. The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of September 30, 2005, the period from January 1, 2005 through September 26, 2005 and the period from September 27, 2005 through September 30, 2005.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2005

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$25,428	$—		$25,428
Accounts receivable, net	—	5,934	—		5,934
Inventories	—	2,973	—		2,973
Prepaid expenses and other	—	6,825	—		6,825

Total current assets	—	41,160	—		41,160

Property and equipment, net	—	319,578	—		319,578
Investment in subsidiaries	358,752	—	(358,752	)(a)	—
Investment in joint venture	—	5,215	—		5,215
Deposits and other assets, net	—	35,446	—		35,446

Total assets	$358,752	$401,399	$(358,752)		$401,399

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$—	$14,574	$—		$14,574
Current portion of notes payable	489	620	(489	)(b)	620
Other accrued liabilities	9,422	27,800	—		37,222

Total current liabilities	9,911	42,994	(489)		52,416

Notes payable pushed down from parent company	185,763	185,763	(185,763	)(b)	185,763
Other notes payable	—	142	—		142

Total liabilities	195,674	228,899	(186,252)		238,321

Contingencies and Commitments
Stockholder’s equity	163,078	172,500	(172,500)		163,078

Total liabilities and stockholder’s equity	$358,752	$401,399	$(358,752)		$401,399

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 1, 2005 through September 26, 2005

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$186,781	$—		$186,781

Cost and expenses
Casino-hotel operations	—	123,248	—		123,248
General and administrative	925	41,545	—		42,470
Depreciation and amortization	—	12,972	—		12,972

Total cost and expenses	925	177,765	—		178,690

Operating income	(925)	9,016	—		8,091

Other income (expense)
Equity in loss of joint venture	—	(826)	—		(826)
Equity in income (loss) of subsidiaries	8,190	—	(8,190	)(a)	—
Interest income	—	28	—		28
Interest expense	(13,279)	(28)	—		(13,307)
Interest expense associated with pushed down indebtedness	—	(13,279)	13,279	(b)	—

Total other income (expense)	(5,089)	(14,105)	5,089		(14,105)

Net income (loss)	$(6,014)	$(5,089)	$5,089		$(6,014)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from September 27, 2005 through September 30, 2005

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$2,707	$—		$2,707

Cost and expenses
Casino-hotel operations	—	1,736	—		1,736
General and administrative	—	471	—		471
Depreciation and amortization	—	202	—		202

Total cost and expenses	—	2,409	—		2,409

Operating income	—	298	—		298

Other income (expense)
Equity in loss of joint venture	—	(14)	—		(14)
Equity in income (loss) of subsidiaries	194	—	(194	)(a)	—
Interest income	—	19	—		19
Interest expense	(169)	(19)	—		(188)
Interest expense associated with pushed down indebtedness	—	(169)	169	(b)	—

Total other income (expense)	25	(183)	(25)		(183)

Income (loss) before income taxes	25	115	(25)		115
Provision for income taxes	53	(90)	—		(37)

Net income (loss)	$78	$25	$(25)		$78

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2005 through September 26, 2005

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$7,144	$7,110	$—	$14,254

Cash flows from investing activities
Acquisition of property and equipment, excluding amounts in accounts payable	—	(6,009)	—	(6,009)
Proceeds from the sale of equipment	—	1,157	—	1,157
Contributions to joint venture	—	(704)	—	(704)

Net cash used in investing activities	—	(5,556)	—	(5,556)

Cash flows from financing activities
Payments on senior notes payable	(2,100)	—	—	(2,100)
Net borrowings under revolving credit facility	(7,065)	—	—	(7,065)
Change in bank overdraft		1,840	—	1,840
Additional contributions of equity from PB Gaming	3,000		—	3,000
Distributions to PB Gaming	(979)	—	—	(979)

Net cash provided by financing activities	(7,144)	1,840	—	(5,304)

Net increase in cash and cash equivalents	—	3,394	—	3,394

Cash and cash equivalents, beginning of period	—	24,119	—	24,119

Cash and cash equivalents, end of period	$—	$27,513	$—	$27,513

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from September 27, 2005 through September 30, 2005

	Poster Financial	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$—	$1,679	$—	$1,679

Cash flows from investing activities
Acquisition of property and equipment	—	(3)	—	(3)

Net cash used in investing activities	—	(3)	—	(3)

Cash flows from financing activities
Payments on term loan	(16,500)			(16,500)
Net borrowings (repayments) under revolving credit facility	16,500			16,500
Change in bank overdraft		(3,761)	—	(3,761)

Net cash provided by financing activities	—	(3,761)	—	(3,761)

Net increase in cash and cash equivalents	—	(2,085)	—	(2,085)

Cash and cash equivalents, beginning of period	—	27,513	—	27,513

Cash and cash equivalents, end of period	$—	$25,428	$—	$25,428

Golden Nugget Group

(A division of MGM MIRAGE)

Unaudited Combined Statement of Operations and Changes in Division Equity

(Dollars in thousands)

Period from January 1, 2004 to January 22, 2004
Revenues
Casino	$10,121
Rooms	2,795
Food and beverage	3,034
Entertainment, retail and other	817

Gross revenue	16,767
Promotional allowances	(1,962)

Net revenues	14,805

Costs and expenses
Casino	5,441
Rooms	1,304
Food and beverage	2,003
Entertainment, retail and other	568
Provision for doubtful accounts	107
General and administrative	2,524
Depreciation	806
Management fee	844

Total costs and expenses	13,597

Operating income	1,208

Other income (expense)
Equity in loss of joint venture	(26)
Interest income	2
Interest expense	(3)
Intercompany interest expense	(206)

Total other expense	(233)

Income before income taxes	975
Income tax provision	(307)

Net income	668
Division equity, beginning of period	7,855

Division equity, end of period	$8,523

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group

(A division of MGM MIRAGE)

Unaudited Combined Statement of Cash Flows

(Thousands of dollars)

Period from January 1, 2004 to January 22, 2004
Cash flows from operating activities
Net income	$668
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	806
Provision for doubtful accounts	107
Equity in loss of joint venture	26
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	923
Decrease (increase) in due from Poster Financial	376
Decrease (increase) in inventories	95
Decrease (increase) in prepaid expenses and other	633
Decrease (increase) in deposits and other assets	22
Increase (decrease) in accounts payable, net of change in bank overdraft	(380)
Increase (decrease) in other accrued liabilities	1,736

Net cash provided by operating activities	5,012

Cash flows from investing activities
Acquisition of property, equipment and improvements	(4,436)
Contributions to joint venture	(235)

Net cash used in investing activities	(4,671)

Cash flows from financing activities
Change in bank overdraft	(4,996)
Change in amounts payable to MGM MIRAGE and affiliates, net	(3,456)

Net cash used in financing activities	(8,452)

Net decrease in cash and cash equivalents	(8,111)
Cash and cash equivalents, beginning of period	23,904

Cash and cash equivalents, end of period	$15,793

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

Trade receivables, including casino and hotel receivables, are typically not interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Group’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of January 22, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

4. Fremont Street Experience

The Group owns 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted by the Group’s share of earnings, losses, capital contributions and distributions. Activity relating to the Group’s investment in the Fremont Street Experience is as follows (in thousands of dollars):

Period from January 1, 2004 to January 22, 2004
Investment Balance—beginning of period	$5,187
Contributions	—
Equity in loss of joint venture	(26)

Investment Balance—end of period	$5,161

The investment balance reflects the Group’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Group’s proportional interest in profits or losses, as well as an additional $1.8 million contribution made by the Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows (in thousands of dollars):

Period from January 1, 2004 to January 22, 2004
Total revenues	$274
Costs and expenses	(423)

Net loss	$(149)

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Unaudited Combined Financial Statements

For the period from January 1, 2004 to January 22, 2004

5. Segment Information

The Group owns and operates two properties as follows: a casino-hotel resort located in downtown Las Vegas, Nevada; and a casino and hotel located in Laughlin, Nevada. The properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino entertainment, hotel rooms, and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter- segment sales. Corporate costs have historically been allocated to each business segment through management fees charged by MGM MIRAGE.

A summary of the operations by business segment is presented below (in thousands of dollars):

Period from January 1, 2004 to January 22, 2004
Net revenues
GNLV, CORP.	$12,167
GNL, CORP.	2,638

Total	$14,805

Income (loss) from operations:
GNLV, CORP.	$1,052
GNL, CORP.	156

Total	$1,208

Segment depreciation:
GNLV, CORP.	$782
GNL, CORP.	24

Total	$806

Expenditures for additions to long-lived assets
GNLV, CORP.	$3,772
GNL, CORP.	664

Total	$4,436

POSTER FINANCIAL GROUP, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of September 30, 2005:

	Casino			Hotel Rooms
Property	Slot Machines	Table Games	Space (sq. ft.)
Golden Nugget - Las Vegas	1,309	59	42,000	1,907
Golden Nugget - Laughlin	1,210	20	32,000	300

	2,519	79	74,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly experienced employees. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of high-quality amenities to complement guests’ gaming experience and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program.

We also have an investment in The Fremont Street Experience Limited Liability Company (“The Fremont Street Experience”), the entity which owns and operates The Fremont Street Experience. The Fremont Street Experience is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget—Las Vegas is located.

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

Recent Developments

Sale of Poster Financial Group

On September 27, 2005, Landry’s completed the acquisition of the capital stock of Poster Financial Group, Inc. (“PFG”), including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Based on this event, we have reported operating results and financial position for all periods presented from January 1, 2004 through September 26, 2005 as those of the Predecessor Company and for all periods from and after September 27, 2005 as those of the Successor Company. Each period has a different basis of accounting and as a result they are not comparable. For purposes of presenting a comparison of our 2005 results to prior periods, we have presented our 2005 results as the mathematical addition of the Predecessor Company and Successor Company periods. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

Results of Operations

At December 31, 2004, the Golden Nugget – Laughlin was treated as discontinued operations and its assets were classified as held for sale as a result of an agreement entered into between the Company and Barrick Gaming Corporation. The transaction did not close by May 31, 2005 and as such was automatically cancelled during the quarter ended June 30, 2005. Accordingly, the assets of the Golden Nugget – Laughlin were reclassified from assets held for sale, and the Company no longer reports its results as discontinued operations.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net revenues for the three months ended September 30, 2005 were $58.8 million, a decrease of $2.1 million, or 3.5%, over the three months ended September 30, 2004. The decrease in net revenues was primarily attributable to a decrease in table games drop, offset by a decrease in promotional allowances.

The following table presents detail of our net revenues:

	Golden Nugget - Las Vegas			Golden Nugget - Laughlin			Total
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change
Casino revenue, net:
Table Games	$8,270	$10,373	(20.3)%	$896	$998	(10.2)%	$9,166	$11,371	(19.4)%
Slots	19,158	21,608	(11.3)%	8,635	7,961	8.5%	27,793	29,569	(6.0)%
Other	1,259	110	1044.5%	225	230	(2.2)%	1,484	340	336.5%

Casino revenue, net	28,687	32,091	(10.6)%	9,756	9,189	6.2%	38,443	41,280	(6.9)%

Non-casino revenue:
Rooms	11,959	10,871	10.0%	949	990	(4.2)%	12,908	11,861	8.8%
Food and beverage	10,630	11,501	(7.6)%	2,776	2,704	2.7%	13,406	14,205	(5.6)%
Entertainment, retail and other	2,551	3,199	(20.3)%	18	231	(92.2)%	2,569	3,430	(25.1)%

Non-casino revenue	25,140	25,571	(1.7)%	3,743	3,925	(4.6)%	28,883	29,496	(2.1)%

Total revenue	53,827	57,662	(6.7)%	13,499	13,114	2.9%	67,326	70,776	(4.9)%
Less: promotional allowances	(6,703)	(8,064)	(16.9)%	(1,854)	(1,818)	2.0%	(8,557)	(9,882)	(13.4)%

Net revenues	$47,124	$49,598	(5.0)%	$11,645	$11,296	3.1%	$58,769	$60,894	(3.5)%

Revenues

Casino revenues during the three months ended September 30, 2005 totaled $38.4 million, a decrease of $2.8 million, or 6.9%, over the three months ended September 30, 2004. Slot machine revenues accounted for $27.8 million, or 72.3% of casino revenues, and table games revenues accounted for $9.2 million, or 23.8% of the casino revenues for the three months ended September 30, 2005. The decline in table games revenue at the Las Vegas property is the result of changes in table games limits and credit policy which reduced drop for the period ended September 30, 2005. The increase in other casino revenue represents increased sports book win.

Room revenues totaled $12.9 million, or 22.0% of net revenues, for the three months ended September 30, 2005 compared to $11.9 million, or 19.5% of net revenues, for the three months ended September 30, 2004. The increase is due to higher average daily rates at the Las Vegas property during the period compared to the same period in the prior year.

Food and beverage revenues decreased to $13.4 million or 22.8% of net revenues for the three months ended September 30, 2005 from $14.2 million or 23.3% of net revenues for the three months ended September 30, 2004. The decrease is associated with the decline in casino revenue.

Promotional Allowances

Promotional allowances provided to gaming patrons for the three months ended September 30, 2005 and 2004, totaled $8.6 million and $9.9 million, respectively. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease is consistent with the decrease in gaming volumes and qualifying customer base quarter over quarter.

Operating Expenses

Casino operating expenses for the three months ended September 30, 2005 totaled $23.4 million, or 61.0% of casino revenues, compared to $28.3 million, or 68.6% of casino revenues, for the three months ended September 30, 2004. The decrease is due primarily to decreases in gaming taxes, payroll expense, and outside customer entertainment expense.

General and administrative expenses for the three months ended September 30, 2005 were $14.1 million, or 23.9% of net revenues, compared to $15.5 million, or 25.5% of net revenues, for the three months ended September 30, 2004. The decrease in general and administrative expenses is attributed to reductions in payroll.

Other Income and Expense

Other income and expense consists principally of interest expense on the Senior Notes and the Credit Facility and the equity in the loss of our joint venture investment in The Fremont Street Experience. The Golden Nugget—Las Vegas accounts for its investment in The Fremont Street Experience as a joint venture, using the equity method of accounting. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. GNLV has a 17.65% interest in the loss of The Fremont Street Experience, which ownership and participation rate was consistent throughout 2004 and 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenues for the nine months ended September 30, 2005 amounted to $189.5 million, a decrease of $5.8 million, or 2.9%, over the nine months ended September 30, 2004. The decrease in net revenues was attributable to a decrease in table games drop coupled with a lower hold percentage, offset by increases in hotel and food and beverage revenues.

The following table presents detail of our net revenues:

	Golden Nugget - Las Vegas			Golden Nugget - Laughlin			Total
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change
Casino revenue, net:
Table Games	$26,679	$38,408	(30.5)%	$2,428	$2,425	0.1%	$29,107	$40,833	(28.7)%
Slots	61,792	63,981	(3.4)%	27,458	25,937	5.9%	89,250	89,918	(0.7)%
Other	4,099	1,926	112.8%	874	771	13.4%	4,973	2,697	84.4%

Casino revenue, net	92,570	104,315	(11.3)%	30,760	29,133	5.6%	123,330	133,448	(7.6)%

Non-casino revenue:
Rooms	38,821	34,404	12.8%	2,919	2,990	(2.4)%	41,740	37,394	11.6%
Food and beverage	34,018	33,677	1.0%	8,338	8,113	2.8%	42,356	41,790	1.4%
Entertainment, retail and other	7,891	9,272	(14.9)%	394	1,032	(61.8)%	8,285	10,304	(19.6)%

Non-casino revenue	80,730	77,353	4.4%	11,651	12,135	(4.0)%	92,381	89,488	3.2%

Total revenue	173,300	181,668	(4.6)%	42,411	41,268	2.8%	215,711	222,936	(3.2)%
Less: promotional allowances	(20,595)	(22,004)	(6.4)%	(5,628)	(5,690)	(1.1)%	(26,223)	(27,694)	(5.3)%

Net revenues	$152,705	$159,664	(4.4)%	$36,783	$35,578	3.4%	$189,488	$195,242	(2.9)%

Revenues

Casino revenues during the nine months ended September 30, 2005 totaled $123.3 million, a decrease of $10.1 million over the nine months ended September 30, 2004. Slot machine revenues accounted for $89.3 million, or 72.4% of casino revenues, and table games revenues accounted for $29.1 million, or 23.6% of the casino revenues for the nine months ended September 30, 2005. The decline in table games revenue at the Las Vegas property is a result of changes in table games limits and credit policy which reduced drop, along with a lower hold percentage for the period ended September 30, 2005. The increase in other casino revenue represents increased sports book win.

Room revenues totaled $41.7 million, or 22.0% of net revenues, for the nine months ended September 30, 2005 compared to $37.4 million, or 19.2% of net revenues, for the nine months ended September 30, 2004. The increase is due to higher average daily rates at the Las Vegas property during the period compared to the same period in the prior year.

Food and beverage revenues for the nine months ended September 30, 2005 totaled $42.4 million, or 22.3% of net revenues, compared to $41.8 million, or 21.4% of net revenues, for the nine months ended September 30, 2004. The increase is attributed to an increase in the average price per meal.

Promotional Allowances

Promotional allowances provided to gaming patrons for the nine months ended September 30, 2005 and 2004, totaled $26.2 million and $27.7 million, respectively. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease is consistent with the decrease in gaming volumes and qualifying customer base year over year.

Operating Expenses

Casino operating expenses for the nine months ended September 30, 2005 totaled $73.6 million, or 59.7% of casino revenues, compared to $80.5 million, or 60.3% of casino revenues, for the nine months ended September 30, 2004. The decrease is due primarily to decreases in gaming taxes, payroll expense, and outside customer entertainment expense.

General and administrative expenses for the nine months ended September 30, 2005 were $41.5 million, or 21.9% of net revenues, compared to $41.9 million, or 21.4% of net revenues, for the nine months ended September 30, 2004. The decrease in general and administrative expenses is attributed to reductions in payroll and outside labor costs.

Other Income and Expense

Other income and expense consists principally of interest expense on the Senior Notes and the Credit Facility and the equity in the loss of our joint venture investment in The Fremont Street Experience. The Golden Nugget—Las Vegas accounts for its investment in The Fremont Street Experience as a joint venture, using the equity method of accounting. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. GNLV has a 17.65% interest in the loss of The Fremont Street Experience, which ownership and participation rate was consistent throughout 2004 and 2005.

Liquidity and Capital Resources

On September 27, 2005, upon completion of the sale of PFG, the $155.0 million of 8 3/4% senior secured notes due 2011 remained outstanding. As a result of the change of control, PFG was required to commence an offer to purchase all outstanding senior notes for 101% of the aggregate principal amount plus any accrued and unpaid interest. The offer commenced in accordance with the indenture and will expire on November 28, 2005. Any notes tendered under the offer will be funded from the PFG revolving credit facility or Landry’s revolving credit facility.

In connection with the acquisition, the Company entered into an amended loan and security agreement whereby the remaining balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 2% or base rate plus 1% at September 30, 2005. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement

At September 30, 2005, the Company had cash and cash equivalents of $25.4 million, approximately $27.0 million outstanding under its revolving credit facility, and $2.6 million drawn under letters of credit with remaining availability under the credit facility of approximately $13.4 million.

For the nine months ended September 30, 2005, net cash provided by operating activities totaled approximately $15.9 million as compared to $17.5 million in the prior year. Cash used for investing activities during the nine months ended September 30, 2005 totaled $5.6 million, as compared to $58.8 million in 2004 primarily associated with the acquisition from MGM Mirage. Cash flows used in financing activities were approximately $9.1 million in the nine months ended September 30, 2005, primarily for payments on debt and other obligations. Cash flows from financing activities in the comparable 2004 period were $54.2 million, reflecting borrowings and contributions to fund the acquisition from MGM Mirage.

Critical Accounting Policies

Revenue Recognition. Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenues are recognized at the time the related service is performed.

Property and Equipment. At September 30, 2005, the Company had approximately $319.6 million of net property and equipment recorded on its balance sheet. The Company depreciates its assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties and requires that compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. The adoption of this pronouncement is not expected to have any effect on the Company’s consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The statement clarifies that abnormal costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. The Company maintains inventories for its restaurants, gift shops, bars and other operations. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. Management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 5. Other Information - None.

Item 6. Exhibits

No. 10.1	- Amendment Number Six to Loan and Security Agreement dated as of September 27, 2005 by and among Poster Financial Group, GNLV, Corp., GNL, Corp. and Wells Fargo Foothill, Inc.

No. 10.2	- Amendment Number Seven to Loan and Security Agreement dated as of November 8, 2005 by and among Poster Financial Group, GNLV, Corp., GNL, Corp. and Wells Fargo Foothill, Inc.

No. 31.1	- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2	- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32	- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poster Financial Group, Inc., Registrant

/S/ TILMAN J. FERTITTA
Tilman J. Fertitta
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ RICK H. LIEM
Rick H. Liem
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2005