Form 10-K
period 2005-12-31
GOLDEN NUGGET INC
filed 2006-05-15
CIK 1278868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-114335

Golden Nugget, Inc.

(Exact name of registrant as specified in its charter)

Nevada	56-2370836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 East Fremont Street Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip Code)

(702) 385-7111

(Registrant’s telephone number, including area code)

Poster Financial Group, Inc.

Former name or former address, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

The registrant is a wholly owned subsidiary of Landry’s Restaurant’s, Inc. The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format authorized by General Instruction I.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 100 outstanding shares as of March 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein.

-ii-

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

PART I

ITEM 1. BUSINESS

General

We own and operate the Golden Nugget hotel and casinos in Las Vegas and Laughlin, Nevada. We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. With our long-standing commitment to quality and service, the Golden Nugget—Las Vegas has received the prestigious AAA Four Diamond Award, awarded by the American Automobile Association, a North American motoring and leisure travel organization, since 1977. This award was given to only 18 Nevada hotels of the approximately 50,000 eligible lodging establishments in the United States evaluated by the AAA in 2006. According to the AAA, establishments that receive the AAA Four Diamond Award are upscale in all areas and offer an extensive array of amenities and a high degree of hospitality, service and attention to detail.

Our business strategy is to create the best possible gaming, hospitality, and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly, experienced employees. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities to complement guests’ gaming experience and provide a luxury room product, outstanding restaurants, and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service and a quality dining experience at an appealing value. Both properties offer a slot product with highly competitive pay tables and a superior player rewards program.

Golden Nugget, Inc. (“Golden Nugget” or the “Company”) is a Nevada corporation that, through two wholly owned subsidiaries, owns and operates the Golden Nugget hotel, casino, and entertainment resorts in downtown Las Vegas and Laughlin, Nevada. We are a wholly owned subsidiary of Landry’s Gaming, Inc., an unrestricted subsidiary of Landry’s Restaurants, Inc., (“Landry’s” or the “Parent”). Our principal executive offices are located at 129 E. Fremont Street. Las Vegas, Nevada 89101 and our telephone number is (702) 385-7111. The website addresses of the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin are www.goldennugget.com and www.gnlaughlin.com, respectively. Our investor relations website is www.goldennugget.com/home/press_room/investor_relations/, which includes financial and other information for investors, including free of charge access to our filings with the SEC through a link to the SEC’s EDGAR database. Through that link, our filings with the SEC are made available as soon as reasonably practicable after we make such filings.

Recent Developments

Change of Control

On September 27, 2005, Landry’s completed the acquisition of the capital stock of Golden Nugget, Inc., including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Golden Nugget, formerly Poster Financial Group, Inc., changed its name on December 9, 2005.

Overview

The Golden Nugget—Las Vegas opened as a gambling hall in 1946 and is the largest, by number of guestrooms and suites, and, we believe, the most luxurious, hotel-casino in downtown Las Vegas. The Golden Nugget—Las Vegas has 1,907 guest rooms, all of which were completely renovated in 2003 and 2004. The property, together with its two stand-alone parking facilities comprised of over 1,000 parking spaces, occupies approximately seven and one-half acres. The Golden Nugget—Las Vegas has approximately 38,000 square feet of casino space containing approximately 1,305 slot machines, 52 gaming tables and a race and sports book. The casino’s slot machines include Wheel of Fortune®, Elvis®, Jeopardy® and MegaBucks®, and its table games include Blackjack, Craps, Mini Baccarat, Roulette, Pai Gow Poker, Let it Ride, Reels, Video Reels, 3 Card Poker, Crazy 4 Poker, and 3-5-7 Poker. The casino also offers video poker, keno and Big 6. Customers are offered membership in the 24 Karat Club, which rewards active club members with cash back bonuses and invitations to gaming tournaments and special events. Club members can also earn complimentary certificates for use as cash towards room charges or purchases in the property’s restaurants, gift shops, spa, or beauty salon. Club members can also receive special room rates and may make reservations through the toll free 24 Karat Club information line.

The Golden Nugget—Las Vegas has several award-winning restaurants, spa and salon facilities, a 400-seat showroom, an entertainment lounge and an outdoor pool. The property also has approximately 29,000 square feet of meeting and banquet space, including 12 meeting rooms ranging in size from 510 to 6,400 square feet, the largest of which can accommodate up to 500 guests. The facility offers special events catering, state-of-the-art audio visual services and a business center providing business and communication services to the hotel’s guests. In late 2005, we opened our premier steakhouse Vic and Anthony’s and will continue to enhance the fine dining experience at the Las Vegas property with other restaurants from Landry’s Signature Group. Plans are currently underway to open an Aquarium restaurant and a Grotto restaurant which will feature a dynamic view of the pool area. The property has benefited from The Fremont Street Experience, an entertainment and special events venue that opened in December 1995, and from continuing renovations to the property. Our goal at the Golden Nugget—Las Vegas is to maintain the property’s position as the leading downtown destination for out-of-town customers. Customer satisfaction and loyalty are critical components of our strategy. We work to create the best possible gaming and entertainment experience for our customers by providing comfortable and attractive surroundings with attentive service from friendly and experienced employees. In addition, we emphasize the property’s wide selection of amenities, including its high-quality room and suite products, spa, salon, pool, meeting and banquet facilities, special events and entertainment and fine dining. By providing a luxury room product and services at an appealing value to customers, we expect to continue to maintain our competitive advantages, generate increased customer visits and maintain room occupancy rates above industry averages.

The Golden Nugget—Laughlin, which originally opened in 1968, is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. The Golden Nugget—Laughlin features a tropical theme, including a 30-foot high, glass topped atrium and features a tropical rainforest complete with 20-foot palms, two cascading waterfalls and approximately 300 different types of flora. The Golden Nugget—Laughlin has approximately 32,000 square feet of casino space containing 993 slot machines and 14 table games. Slot machines, blackjack, craps, roulette, three card poker, video poker, keno and a race and sports book are all available. Customers are offered membership in the 24 Karat Club, which rewards active club members with cash back bonuses, merchandise and casino services. Club members are eligible for special promotions, slot tournaments, 24 Karat Club drawings and special discounts. The hotel has 300 tropically themed guest rooms, and, in addition to its casino and hotel facilities, the Golden Nugget—Laughlin features a variety of dining options, including a Joe’s Crab Shack, bars and retail shops, a nightclub and a Starbucks store. A Saltgrass Steakhouse restaurant will open in 2006. Other amenities at the Golden Nugget—Laughlin include a swimming pool, a parking garage with over 1,390 spaces, and approximately four and one-half acres of recreational vehicle surface parking, which can be used for future commercial development.

Our commitment at the Golden Nugget—Laughlin is to provide a high level of customer service, an attractive property, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program. The property’s intimate size facilitates contact with players by property management, including the most senior levels. We are currently upgrading the hotel rooms to offer guests a fresh and inviting place to stay. In 2004, the Golden Nugget—Laughlin completed a renovation of The Sports Bar at Tarzan’s, a sports bar and dining option, which includes 26 unique viewing environments and a full-service sports book. We intend to continue to maintain quality service and product offerings consistent with the reputation of the Golden Nugget brand which, combined with an active events calendar, we expect will keep high-value guests returning and will introduce new guests to the property.

Business Strategy

Leverage the Golden Nugget Brand. The Golden Nugget brand is one of the most recognized and storied brands in gaming history. We plan to continue to capitalize on its strong name recognition through expansion of our existing facilities as well as expansion into other markets. Further, we plan to leverage the existing Landry’s restaurant concepts to expand the quality of service and amenities offered to our customers. Landry’s provides the Golden Nugget properties the opportunity to market at over 300 outlets in 35 states and to cross market to their existing restaurant customers. We will look for synergies in our advertising and marketing efforts, where possible, to increase brand awareness and drive repeat business.

Emphasize Slot Play and our Rewards Program. Slots have consistently been one the highest revenue producing divisions at the Golden Nugget. We have and will continue to emphasize slot play by offering the newest games and equipment, including multi-denominational machines that allow a customer to choose the denomination to be wagered and provide customers with the ability to tailor their gaming experience to their preferences. Our rewards program, 24 Karat Club, was the first-ever frequent slot player rewards program and we will continue to promote membership through our creative slot marketing strategies. In addition, we plan to increase the slot tournament schedule and expand special events for our slot players, which has proven successful by generating incremental visits by our rated players. We also extend tickets offers to events such as headline entertainment concerts, both in our venues and city-wide, and offer tickets to shopping, dining, and spectator and participatory sporting events to attract rated slot players to the property.

Enhance Table Game Operations. We market our table game operations through special events, such as Blackjack and Poker tournaments and golf and sports-related outings, and by providing preferred seating at high profile headline entertainment events to increase incremental visits by qualified table players to the property. Direct mail, telemarketing and personal contact with customers are also a part of our plan to improve the property’s table play revenue. We plan to focus on the moderate level gaming customer rather than just the high dollar gambler market to reduce excessive volatility associated with high limit wagers.

Incorporate Ticket-in/Ticket-out Technology to Improve Customer Satisfaction and Operational Efficiencies. The “ticket-in/ticket-out” system replaces traditional coin payouts by allowing slot patrons to receive printed tickets instead of coins from the machine. This technology has improved our operational efficiency by eliminating some of the labor required to count, sort, package and distribute heavy coins and tokens and by increasing the time our slot machines are played. It allows us to reward slot players with non-negotiable, free play credits, which is both attractive to the player and cost effective to the business when compared with current cash back rewards programs. The “ticket-in/ticket-out” system has proven to increase opportunities for promotional programs, operational efficiencies and improved guest satisfaction at the property.

Maintain an active special events calendar and showcase dynamic entertainers. With our expansion efforts underway, the Golden Nugget—Las Vegas is renovating its showroom to enhance the experience of both the performers and the audience. The new facility will allow for larger headliner shows and increased visibility in the Las Vegas market.

Execute dynamic renovation and expansion program. Plans are underway to expand the quality of our dining operations by leveraging off of Landry’s proven concepts. The Golden Nugget – Las Vegas has opened Vic and Anthony’s, our signature steakhouse, and will open Grotto and Aquarium restaurants during 2006 and 2007, respectively. We have started construction on the refurbishment of the pool area and the spa, salon and work-out facilities. The Golden Nugget – Laughlin opened a Joe’s Crab Shack and Harlow’s in early 2006 and plans are underway to open a Saltgrass Steakhouse.

Seasonality

The Golden Nugget properties operate 24 hours each day, every day of the year. Historically, the financial performance and revenues of the Golden Nugget properties are higher during the first and fourth quarters of each year. At the Golden Nugget—Laughlin, this effect is largely attributable to an influx of seasonal residents to the region from January to March and, to a lesser extent, from October to December, due to Nevada’s favorable climate through the fall and winter months. At the Golden Nugget—Las Vegas, this effect is primarily due to general seasonal travel trends, with less customers visiting Las Vegas during the summer months. Accordingly, our results of operations are expected to fluctuate from quarter to quarter, and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Marketing

We intend to continue to build on the solid visitor base and excellent reputation of the Golden Nugget properties by concentrating on reaching out to our rated players, and other moderate level table game and slot customers, through unique and focused marketing. Our marketing strategy for the Golden Nugget—Las Vegas is focused on attracting moderate level gaming customers through special events, gaming tournaments and other entertainment and leisure-time offerings. We seek to convert our large daily base of tour and travel customers occupying hotel rooms into repeat gaming customers by providing value through the benefits of our 24 Karat Club. Golden Nugget—Laughlin appeals primarily to middle-income customers attracted by room, food and beverage offerings that are priced more attractively than those offered by the major Las Vegas hotel-casinos.

We intend to elevate the profile of the Golden Nugget brand and increase our gaming volume. For example, we promote slot machine play by providing the newest equipment and the best service. To further promote the gaming focus of the Golden Nugget properties, our table and slot hosts will increase their direct customer solicitation activities, as well as provide a more personalized customer experience upon arrival at the property. We primarily target customers in southern California and Texas. However, the Golden Nugget—Las Vegas is increasing targeted marketing to customers in Hawaii, as well as customers in the local Las Vegas market. In addition, we will continue to utilize the services of wholesale vacation distributors in order to market our facilities in other key domestic source markets as well as market our facilities through Internet distribution channels. Landry’s provides the Golden Nugget properties the opportunity to market at over 300 outlets in 35 states and to cross market to Landry’s existing restaurant customers. We will look for synergies in our advertising and marketing efforts, where possible, to increase brand awareness and drive repeat business.

We utilize personal contact by our casino marketing personnel, a key element of marketing to gaming customers. The Golden Nugget properties also maintain their own Web sites, which inform customers about the properties and enable them to reserve hotel rooms, purchase show tickets and make restaurant reservations. Direct marketing is also important in the convention, corporate meeting and group travel segments, and we continue to utilize it to attract guests during certain periods and to introduce new customers to the Golden Nugget properties.

Competition

The Golden Nugget—Las Vegas currently competes with numerous major hotel-casinos and a number of smaller casinos located on or near the Las Vegas Strip. The Golden Nugget—Las Vegas also competes with casinos located in downtown Las Vegas, which is about five miles from the center of the Strip, with casinos in Las Vegas’ suburban areas and, to a lesser extent, with casino and hotel properties in other parts of Nevada, including Laughlin, Reno and along I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. In particular, the downtown Las Vegas gaming market consists of 11 hotel-casinos. Las Vegas casinos, including the Golden Nugget—Las Vegas, also compete with Native American casinos in southern California (the principal source of business for Las Vegas casinos) and central Arizona and, to a lesser extent, with casinos in other parts of the country. According to the Las Vegas Convention and Visitors Authority, there were 133,186 guestrooms in Las Vegas at December 31, 2005, a slight increase compared to December 31, 2004. Las Vegas visitor volume was 38.6 million in 2005, an increase of 3.2% from the 37.4 million reported for 2004. Additional new hotel-casinos, and expansion projects at existing Las Vegas hotel-casinos, are under construction or have been proposed. We are unable to determine to what extent increased competition will affect the future operating results of the Golden Nugget—Las Vegas.

The Golden Nugget—Laughlin currently competes with nine hotel-casinos in Laughlin. It also competes with a Native American hotel-casino located approximately 11 miles away, a growing number of Native American casinos in the regional market and the primary feeder markets of California and Arizona, and with hotel-casinos in Las Vegas, Jean and Primm, Nevada. The expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in central Arizona and southern California have had a negative impact on Laughlin area properties, including the Golden Nugget—Laughlin, by drawing visitors from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin properties for a reduced number of visitors, which weakens pricing power and contributes to generally lower revenues and profit margins at Laughlin properties, including the Golden Nugget—Laughlin. There is a large influx of new residents and residential developments within the Laughlin market area, this development has and will continue to grow the local residential population. This residential growth no doubt contributed to the 4.4% growth in gaming revenue in 2005 as overall visitor volume declined 4.0% over the same period.

We believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas and Laughlin markets. On March 7, 2000, voters in California approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of Native American tribes have already signed, and others have begun signing gaming compacts with the State of California. More than 60 compacts have been approved by the federal government and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there are more than 50 operating tribal casinos in California.

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

Employees

As of December 31, 2005, the Golden Nugget had approximately 2,781 full-time and 330 part-time employees. We also had collective bargaining contracts with three unions covering approximately 1,308 employees at the end of the year. Our collective bargaining agreements with the culinary and carpenters unions are due to expire on May 31, 2007 and July 31, 2006, respectively. Our collective bargaining agreement with the painters union expired on September 7, 2005, and we are currently in negotiations to renew that contract. We consider our employee relations to be good.

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

Regulation and Licensing

Introduction

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as various local ordinances. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission and the Nevada State Gaming Control Board. Golden Nugget – Laughlin’s operations are also subject to regulation by the Clark County Liquor and Gaming Licensing Board. Golden Nugget – Las Vegas’ operations are also subject to regulation by the City of Las Vegas. These agencies are referred to herein collectively as the Nevada Gaming Authorities.

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

Owner and Operator Licensing Requirements

Golden Nugget – Las Vegas (“GNLV, Corp.” or “GNLV”) and Golden Nugget – Laughlin (“GNL, Corp.” or “GNL”) are licensed by the Nevada Gaming Authorities as corporate licensees, which we refer to herein as company licensees. Under their gaming licenses, GNLV and GNL are required to pay periodic fees and taxes. The gaming licenses are not transferable.

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

Company Registration Requirements

Golden Nugget has been found suitable by the Nevada Gaming Commission to own the stock of GNLV and GNL and has been registered by the Nevada Gaming Commission as a holding company. Landry’s Gaming has been found suitable by the Nevada Gaming Commission to own the stock of Golden Nugget and has been registered by the Nevada Gaming Commission as a holding company. Golden Nugget is also registered with the Nevada Gaming Commission as a publicly traded corporation, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Tilman Fertitta, Steve Scheinthal, Rick Liem, Andre Carrier, and Joanne Beckett have been licensed or found suitable by the Nevada Gaming Authorities as officers and directors of Golden Nugget, Landry’s Gaming, GNLV and GNL. If the licensees were found unsuitable, they would be required to be removed from their positions as officers and directors.

The other officers of GNLV and GNL are required, and the other directors of Golden Nugget and key employees of GNLV and GNL may also be required, to file an application for licensing. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership

The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission; has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. The Nevada Commission has granted Landry’s prior approval to make public offerings for a period of two years expiring in September 2007, subject to certain conditions (the “Shelf Approval”). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval applies to us as an affiliated company wholly owned by Landry’s which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The shelf approval includes approval for GNLV and GNL to guarantee any security issued by, or to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by Landry’s or us in a public offering under the Shelf Approval. The shelf approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of GNLV and GNL in conjunction with public offerings made under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges and sales of food, beverages and merchandise where live entertainment is furnished.

ITEM 1A. RISK FACTORS

The following are factors to be considered:

We face intense competition in the gaming industry.

The United States gaming industry is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the United States. We compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options than our facilities. In a broader sense, gaming operations face competition from all manner of leisure and entertainment activities.

Our competitors have more gaming industry experience, and many are larger and have significantly greater financial, selling and marketing, technical and other resources. Our competitors include multinational corporations that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets. In addition, our competitors may have superior facilities and/or operating conditions in terms of:

•	themes and attractions which draw a significant number of visitors;

•	amenities offered at the gaming facility and the related support and entertainment facilities;

•	a location more favorably situated to the population base of a market and ease of accessibility to the casino site; and

•	favorable tax or regulatory factors.

We face ongoing competition as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in these states and on Indian reservations would increase competition and could adversely affect any future gaming operations.

The gaming industry is highly regulated, and licensing and gaming authorities have significant control over our operations, which could have an adverse effect on our business, financial condition and results of operations.

We conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require us to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we may also be subject to the gaming laws and regulations of those other jurisdictions.

Any beneficial owner of the voting securities of Landry’s, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial owner of Landry’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of Landry’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of the voting securities of Landry’s and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of

Landry’s Board of Directors, any change in Landry’s corporate charter, bylaws, management policies or operations, or any of Landry’s gaming affiliates, or any other action with the Nevada Commission finds to be inconsistent with holding Landry’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

Potential changes in the tax or regulatory environment could harm our business.

If additional gaming regulations are adopted or existing ones are modified in Nevada, those regulations could impose significant restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the federal and Nevada state and local legislatures that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our business. Legislation of this type may be enacted in the future. If there is a material increase in federal, state or local taxes and fees, our business, financial condition and results of operations could be adversely affected.

We are also subject to a variety of other rules and regulations, including zoning, health and public safety, environmental, construction and land-use laws and laws and regulations governing the sale and serving of alcoholic beverages. Any changes to these laws, rules and regulations or adoption of additional laws, rules and regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could have a material adverse effect on our business, financial condition and results of operations.

The strength and profitability of our business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.

During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we offer at the Golden Nugget properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and ongoing war activities, such as the recent wars in Afghanistan and Iraq, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Many of our customers travel by air, and the cost and availability of air service and the impact of events like those of September 11, 2001, can affect our business. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism is not available to us. We cannot predict the extent to which ongoing war activities, future security alerts or additional terrorist attacks may interfere with our operations.

We rely heavily on certain markets, and changes adversely impacting those markets could have a material adverse effect on our business, financial condition and results of operations.

The Golden Nugget properties are both located in Nevada and, as a result, our business is subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that gaming industry revenues in, or leisure travel to and throughout, Nevada or the surrounding local markets will continue to grow.

We also draw a substantial number of customers from other geographic areas, including southern California, Texas, Arizona and the Midwest. A recession or downturn in any region constituting a significant source of our customers could result in fewer customers visiting, or customers spending less at, the Golden Nugget properties, which would adversely affect our results of operations. Additionally, there is one principal interstate highway between Las Vegas and southern California, where a large number of our customers reside. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

We have initiated a significant renovation and expansion of the Golden Nugget – Las Vegas.

We have embarked on a substantial renovation of the Golden Nugget – Las Vegas. Numerous other construction and development projects are underway or being contemplated in the Las Vegas market. The magnitude of these concurrent projects could result in shortages of material or skilled labor. In addition, the renovation and expansion involve risks including potential cost overruns, delays, market deterioration and receipt of required licenses, permits or authorizations, among others. Our failure to complete any development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have a material adverse effect on our business, financial condition and results of operations.

We will likely require additional financing, the availability and cost of which could have an adverse effect on business.

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current senior secured credit facility, funding from our Parent or debt financings. Funding by our Parent is subject to certain restrictions in Landry’s financing agreements. If we, or our Parent, are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

We use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our results of operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States, such as those increases recently experienced in Nevada, may increase our cost of operations, which would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel to our hotel-casinos and result in reduced visits to our properties and a reduction in our revenues.

The loss of Tilman J. Fertitta could have a material adverse effect on our business and development.

We believe that the development of our business has been, and will continue to be, dependent on Tilman J. Fertitta, our Chief Executive Officer, President, and Chairman of the Board of Landry’s. The loss of Mr. Fertitta’s services could have a material adverse effect upon our business and development, and there can be no assurance that an adequate replacement could be found for Mr. Fertitta in the event of his unavailability.

Our officers, directors and key employees are required to be licensed or found suitable by gaming authorities and the loss of, or inability to obtain, any licenses or findings of suitability may have a material adverse effect on us.

Our officers, directors and key employees are required to file applications with the gaming authorities in the State of Nevada, Clark County, Nevada and the City of Las Vegas and are required to be licensed or found suitable by these gaming authorities. If any of these gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file the appropriate applications. Either result could significantly impair our gaming operations.

The Golden Nugget—Laughlin is subject to risks of flooding.

The Golden Nugget—Laughlin is located on the banks of the Colorado River and is subject to risks of flooding. The property has approximately 600 feet of river frontage, a large portion of which is located less than 30 feet from the river’s established high water mark. Although the Colorado River is a controlled waterway managed by the Federal Bureau of Reclamation, in the past, the river has risen above the established high water mark. In 1985, increased river levels lead to flooding of the first floor at the property on which the Golden Nugget—Laughlin is located, requiring substantial reconstruction of the property’s foundation and causing business disruption due to closure of the restaurant on the first floor during the reconstruction. Although a higher seawall has subsequently been constructed at the property and we continue to maintain flood insurance, significant flooding at the Golden Nugget—Laughlin could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of adverse publicity and litigation, the cost of which could have a material adverse effect on our business and results of operations.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results and/or cash flows.

ITEM 2. PROPERTIES

The Golden Nugget—Las Vegas (“GNLV”) occupies approximately seven and one-half acres, owns the buildings and approximately 90% of the land. GNLV leases the remaining land under five ground leases that expire (giving effect to their options to renew) on dates ranging from 2025 to 2102. The Golden Nugget—Laughlin (“GNL”) occupies approximately 13.5 acres, all of which is owned by GNL.

ITEM 3. LEGAL PROCEEDINGS

The Golden Nugget, GNLV and GNL are each defendants in various lawsuits, most of which relate to routine matters incidental to the Company’s business. We do not believe that the outcome of this pending litigation, considered in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Golden Nugget’s only class of common equity is its common stock, no par value per share, for which there is no established public trading market. As of March 24, 2006, all 100 issued and outstanding shares of Golden Nugget common Stock were held by Landry’s.

Our Credit Facility and the indenture governing our Senior Notes each contain restrictions on our ability to pay dividends or make distributions to our stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. We became a wholly owned unrestricted subsidiary of Landry’s Restaurants, Inc. on September 27, 2005. The following table sets forth information about each of the Golden Nugget properties as of December 31, 2005:

	Casino
Property	Slot Machines	Table Games	Space (sq. ft)	Hotel Rooms
Golden Nugget - Las Vegas	1,305	52	38,000	1,907
Golden Nugget - Laughlin	993	14	32,000	300

Total	2,298	66	70,000	2,207

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to capitalize on the strong name recognition and high level of quality and value associated with the brand. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program.

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

Following the acquisition, we initiated an extensive renovation program which includes upgrading the porte cochere, race and sports book, poker room, pool area, lobby and public areas. In addition, we have added a new VIP check-in area, Vic and Anthony’s Steakhouse and are adding a Grotto Italian restaurant. We anticipate completing the majority of the renovations in 2006.

Results of Operations

On September 27, 2005, Landry’s completed the acquisition of the capital stock of the Golden Nugget, including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Based on this event, we have reported operating results and financial position for all periods presented from January 1, 2003 through September 26, 2005 as those of the Predecessor Company and for the period from and after September 27, 2005 as those of the Successor Company. Each period has a different basis of accounting and as a result they are not comparable. For purposes of presenting a comparison of our 2005 results to prior periods, we have presented our 2005 results as the mathematical addition of the Predecessor Company and Successor Company periods. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period to period basis, and may not reflect the actual results we would have achieved.

At December 31, 2004 the Golden Nugget – Laughlin was treated as discontinued operations and its assets were classified as held for sale. However, the property was not separately sold. Accordingly, the assets of the Golden Nugget – Laughlin were reclassified from assets held for sale, and we no longer report its results as discontinued.

The gaming industry is intensely competitive and affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of the individual casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing casinos.

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate. Our competitors include national, regional, and local casinos. We also compete with other gaming companies for casino sites. We intend to pursue an acquisition strategy.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as potential acquisitions of gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and costs of capital resources; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors” as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Net revenues for the year ended December 31, 2005 amounted to $252.4 million, a decrease of $5.1 million, or 2.0%, from the year ended December 31, 2004. The decrease in net revenues was primarily attributable to a decrease in casino revenues partially offset by a decrease in promotional allowances and increased room revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Revenues

Casino revenues during the year ended December 31, 2005 totaled $165.0 million, a decrease of $9.8 million or 5.6% from the year ended December 31, 2004. The decline, attributable primarily to table games, is the result of changes in table game limits and credit policy which reduced table games drop.

The decrease in casino revenue was partially offset by an increase in room revenues for the year ended December 31, 2005 compared to December 31, 2004. This increase in room revenues of $4.7 million or 9.3% is primarily the result of higher average daily rates. Food and beverage revenues for the year ended December 31, 2005 totaled $55.0 million, a decrease of 3.4% over prior year. The decrease is attributed to the decline in casino revenues partially offset by increases in the average price per meal over the prior year.

Promotional allowances provided to gaming patrons decreased to $34.6 million in 2005 compared to $38.5 million in 2004. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease in promotional allowances is related to the change in table game limits and credit policy with an associated decrease in casino revenues.

Operating Expenses

Casino operating expenses for the year ended December 31, 2005 totaled $97.9 million compared to $112.0 million for the year ended December 31, 2004. The decrease of $14.1 million is primarily due to decreases in gaming taxes, payroll expenses and casino marketing expense associated with the change in table game limits.

General and administrative expenses for the year ended December 31, 2005 were $55.6 million or 22.0% of net revenues, compared to $54.4 million or 21.1% of net revenues for the year ended December 31, 2004. The increase in general and administrative expenses is principally the result of severance and other related costs associated with the acquisition of the Golden Nugget by Landry’s.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and credit facility and the equity in the loss of our joint venture investment in the Fremont Street Experience. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. The Golden Nugget – Las Vegas has a 17.65% interest in the Fremont Street Experience, consistent throughout 2004 and 2005.

Income Taxes

The provision for income taxes for the period of September 27, 2005 to December 31, 2005 was 33.9%. Prior to the acquisition by Landry’s, the Company and its subsidiaries were a qualifying subchapter S corporation and as a result, the owners were taxed on the income of the Company at a personal level and not at the corporate level.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Net revenues for the year ended December 31, 2004 amounted to $257.5 million, an increase of $26.2 million, or 11.3%, over the year ended December 31, 2003. The significant increase in net revenues was attributed to increases in gaming volumes, food and beverage volumes, menu prices, room occupancy, and average daily rate for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Revenues

Casino revenues during the year ended December 31, 2004 totaled $174.8 million, an increase of $19.5 million or 12.6% over the year ended December 31, 2003. These increases reflect the success of the casino’s promotional events, additional casino marketing staff and changes to table limits and odds.

Room revenues totaled $50.7 million for the year ended December 31, 2004, an increase of $5.4 million or 12.0% over the year ended December 31, 2003. The increase in room revenues was primarily attributable to increases in the average daily rates in 2004 compared to 2003.

Food and beverage revenues for the year ended December 31, 2004 totaled $56.9 million as compared to $48.8 million for the year ended December 31, 2003. The increase is the result of increases in the average price per meal as well as the number of customers in 2004 versus 2003.

Promotional allowances provided to gaming patrons for the year ended December 31, 2004 and 2003, totaled $38.5 million and $32.3 million, respectively. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The increase was consistent with the increase in gaming volumes and customer base as compared to the year ended December 31, 2003.

Operating Expenses

Casino operating expenses for the year ended December 31, 2004 totaled $112.0 million compared to $89.4 million for the year ended December 31, 2003. The increase of $22.6 million, or 25.3%, in casino operating expenses was primarily due to increases in marketing, payroll and event expenses, and gaming taxes associated with the increase in casino revenues.

General and administrative expenses for the year ended December 31, 2004 were $54.4 million, or 21.1% of net revenues, compared to $43.7 million, or 18.9% of net revenues, for the year ended December 31, 2003. The increases in general and administrative expenses are attributed to costs for additional payroll and services as we transition from the MGM Mirage corporate services, as well as for signing bonuses paid upon Acquisition of the properties by the Predecessor Company.

Other Income and Expense

Other income and expense in 2004 consists principally of interest expense on our senior notes and credit facility and the equity in the loss of our joint venture investment in The Fremont Street Experience. Other income and expense in 2003 consists principally of interest expense on a note payable to MGM MIRAGE and of equity in the loss of the Fremont Street Experience. GNLV has a 17.65% interest in the Fremont Street Experience, which was consistent throughout 2003 and 2004.

Liquidity and Capital Resources

Our acquisition on September 27, 2005, resulted in a change of control. Therefore, we were required to commence an offer to purchase all of the outstanding $155.0 million of 8 3/4% senior secured notes due for 101% of the aggregate principal amount plus any accrued and unpaid interest. The offer commenced in accordance with the indenture and expired on November 28, 2005. No notes were tendered under the offer.

In connection with the acquisition, we entered into an amended loan and security agreement whereby the remaining balance of the existing term loan plus accrued interest was repaid; the existing revolving credit facility was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 2% or the bank’s base rate plus 1% at December 31, 2005. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement.

At December 31, 2005, we had cash and cash equivalents of $22.5 million, approximately $22.0 million outstanding under our revolving credit facility, and $2.5 million drawn under letters of credit with remaining availability under the credit facility of approximately $18.5 million.

We anticipate capital expenditures associated with the Golden Nugget – Las Vegas renovation to approximate $85.0 million in 2006 with additional expenditures for an expansion in 2007.

We believe our existing cash on hand, cash flow from operations and funds available under our existing bank credit facility will be sufficient to fund operations and maintain existing properties, while incremental funding will be necessary to complete the planned renovation and expansion. The amount of such incremental funding is dependent on, among other things, future cash flows, debt service requirements and additional capital investment activity.

We believe our parent company has capacity under its credit agreements to fund a significant portion of the anticipated expenditures and that we will be able to access additional sources of capital for any remaining funding requirements; however, there can be no assurances such funds will be available, and if so, on terms acceptable to us.

As of December 31, 2005, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the bank credit facility and additional financing sources in the normal course of business operations.

	Payments Due by Period (thousands)
Contractual Obligations and Commitments	2006	2007 - 2008	2009 - 2010	Thereafter	Total
Long-term debt	$132	$142	$22,000	$155,000	$177,274
Operating leases	1,378	2,322	2,095	41,743	47,538
Unconditional Purchase Obligations	3,817	2,288	510	36	6,651
Letters of credit	2,500	—	—	—	2,500

Total cash obligations	$7,827	$4,752	$24,605	$196,779	$233,963

In addition, semi-annual interest payments of $6,781 are due under one 8 3/4% senior notes due 2011.

Critical Accounting Policies

Revenue Recognition. Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenues are recognized at the time of the related service is performed.

Property and Equipment. At December 31, 2005, we had approximately $321.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Slot Club Liability. We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food, beverages and merchandise. A liability is recorded for the estimate of unredeemed cash-back points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of participants can impact this liability.

Self-Insurance. We are self insured to certain limits for costs associated with workers compensation, general liability and employee medical claims. Other Accrued liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims based on historical results and projected trends.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the assessment of recoverability of long-lived assets; costs to settle unpaid claims and the redemption of cash back points. Actual results may differ materially from those estimates.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets”. This statement amends APB 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than annual periods beginning after June 15, 2005. SFAS No. 123R requires companies to use either the modified-prospective or modified retrospective transition method. The Company will implement the statement during the first quarter of 2006 using the modified-prospective transition method. Adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1 “Accounting for Rental Costs Incurred During a Construction Period.” The FSP requires rental costs associated with both ground and building operating leases that are incurred during a construction period be expensed on a straight line basis starting from the beginning of the lease term. The statement is effective for periods beginning after December 15, 2005. Adoption of FSP 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Total debt at December 31, 2005 included $22.0 million of floating rate debt and other obligations with an average interest rate of 6.4%. The impact of a ten percent change in the floating rate (approximately 0.6%) would be approximately $0.14 million on annual cash flow, however, there is no assurance that possible rate changes would be limited to such amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth commencing on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective.

Changes in Internal Controls Over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2005 in previously filed reports on Form 8-K.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2004 and 2005 are as follows:

	2004	2005
Audit fees (1)	$299,625	$311,000
Audit-related fees (2)	140,480	—
Tax fees	—	—
All other fees	—	—

Total fees	$440,105	$311,000

(1)	Represents the aggregate fees PricewaterhouseCoopers LLP (“PwC”) billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Quarterly Reports of Form 10-Q or services that are normally provided by PwC in connection with those filings.
(2)	Represents the aggregate fees PwC billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the acquisition from MGM Mirage and our public debt offering.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the independent registered public accounting firm. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. Services proposed to be provided by the independent registered public accounting firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be approved by the Audit Committee.

All requests or applications for the independent registered public accounting firm to provide services to the Company must be submitted to the Audit Committee by the independent registered public accounting firm and management and state as to whether, in their view, the request or application is consistent with applicable laws, rule and regulations relating to independent registered public accounting firm independence. In the event that any member of management or the independent registered public accounting firm becomes aware that any services are being, or have been, provided by the independent registered public accounting firm to the Company without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate management so that prompt action may be taken to the extent deemed necessary or advisable.

All of the services provided by the Company’s independent registered public accounting firm during 2005 were pre-approved by the Audit Committee. In 2004, no part of the independent auditor services related to the Audit Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee Pursuant to the exemption from pre-approval provided by paragraph (c) (7) (i) (C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements: See Index to Financial Statements on page 23.

(2)	Financial Statement Schedules:

All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(3)	Exhibits: The following exhibits to this Annual Report on Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of February 3, 2005, by and among PB Gaming, Inc. (“PB Gaming”), as Seller, Poster Financial Group, Inc. (“Poster Financial”), LSRI Holdings, Inc., as Purchaser, and Landry’s Restaurants, Inc. (1)

3.1	Articles of Incorporation of Poster Financial, dated May 30, 2003. (3)

3.2	Amended and Restated Bylaws of Poster Financial, adopted September 3, 2003. (3)

3.3	Amended and Restated Articles of Incorporation of GNLV, dated February 9, 2004. (3)

3.4	Amended and Restated Bylaws of GNLV, adopted February 9, 2004. (3)

3.5	Amended and Restated Articles of Incorporation of GNL, dated February 9, 2004. (3)

3.6	Amended and Restated Bylaws of GNL, adopted February 9, 2004. (3)

3.7	Articles of Organization of Golden Nugget Experience, LLC (“Golden Nugget Experience”), dated May 17, 2000. (3)

3.8	Operating Agreement of Golden Nugget Experience, dated as of May 26, 2000. (3)

3.9	Amendment to Articles of Incorporation, dated December 9, 2005. (2)

4.1	Indenture, dated as of December 3, 2003, by and among Poster Financial, the guarantors from time to time party thereto and HSBC Bank USA, as trustee (the “Trustee”). (3)

4.2	Supplemental Indenture, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and the Trustee. (3)

4.3	Notation of Guarantee, dated as of January 23, 2004, executed by GNLV, GNL, Golden Nugget Experience. (3)

4.4	Form of 8 3/4% Senior Secured Note of Poster Financial due 2011 (included in Exhibit 4.1). (3)

4.6	Guarantor Joinder Agreement, dated as of January 23, 2004, executed by GNLV, GNL and Golden Nugget Experience. (3)

10.1	Security Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and Wells Fargo Bank, National Association, as collateral agent (the “Collateral Agent”). (3)

10.2	Stock Pledge Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV, GNL, Golden Nugget Experience and the Collateral Agent. (3)

10.3	Intercreditor and Lien Subordination Agreement, dated as of January 23, 2004, by and among Wells Fargo Foothill, Inc. (“Wells Fargo”), the Collateral Agent, Poster Financial and GNLV, GNL, Golden Nugget Experience. (3)

10.4	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Fee and Leasehold) (Nevada), dated as of January 23, 2004, by and from GNLV to the trustee named therein for the benefit of the Collateral Agent, as beneficiary. (3)

10.5	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Nevada), dated as of January 23, 2004, by and from GNL to the trustee named therein for the benefit of the Collateral Agent, as beneficiary. (3)

10.6	Loan and Security Agreement, dated as of January 23, 2004, by and among Poster Financial, GNLV and GNL as borrowers, Wells Fargo, as administrative agent, arranger and documentation agent for the lenders party thereto, Lehman Brothers Inc., as syndication agent, and the other lenders party thereto from time to time. (3)

10.7	Amendment Number One to Loan and Security Agreement, dated as of May 17, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo. (3)

10.8	Amendment Number Two to Loan and Security Agreement, dated as of August 31, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo.

10.9	Amendment Number Three to Loan and Security Agreement, dated as of November 30, 2004, by and among Poster Financial, GNLV, GNL and Wells Fargo. (4)

10.10	General Continuing Guaranty, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo. (3)

10.11	Security Agreement, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo. (3)

10.12	Stock Pledge Agreement, dated as of January 23, 2004, by and between Golden Nugget Experience and Wells Fargo. (3)

10.13	Stock Pledge Agreement, dated as of January 23, 2004, by and among Poster Financial, GNL, GNLV and Wells Fargo. (3)

10.14	Intercompany Subordination Agreement, dated as of January 23, 2004, by and among Poster Financial, GNL, GNLV, Golden Nugget Experience and Wells Fargo. (3)

10.15	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Fee and Leasehold) (Nevada), dated as of January 23, 2004, by and from GNLV to the trustee named therein for the benefit of Wells Fargo. (3)

10.16	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement (Nevada), dated as of January 23, 2004, by and from GNL to the trustee named therein for the benefit of Wells Fargo. (3)

10.17	Lease, dated September 4, 1962, by and between the Fraternal Order of Eagles, Las Vegas Aerie 1213, as Lessor, and Golden Nugget, Inc., as Lessee (the “Fraternal Order of Eagles Lease”). (3)

10.18	Agreement, dated March 25, 1975, amending the Fraternal Order of Eagles Lease. (3)

10.19	Letter Agreement, dated April 26, 2000, extending the Fraternal Order of Eagles Lease. (3)

10.20	Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, as Trustee, and Golden Nugget, Inc. (the “Elizabeth Properties Trust Lease”). (3)

10.21	Letter Agreement, dated February 10, 1999, extending the Elizabeth Properties Trust Lease. (3)

10.22	Letter Agreement, dated March 21, 2000, amending the Elizabeth Properties Trust Lease. (3)

10.23	Lease Agreement, dated July 1, 1973, by and between First National Bank of Nevada, Trustee under Private Trust No. 87 and Golden Nugget, Inc. (3)

10.24	Lease Agreement, dated September 3, 2004, by and between Abraham Schiff and GNLV. (5)

10.25	Amendment Number Four to the Loan and Security Agreement dated May 2, 2005, by and among Poster Financial Group, Inc., GNLV, Corp., GNL, Corp, and Wells Fargo Foothill, Inc. (6)

10.26	Amendment Number Five to the Loan and Security Agreement dated August 10, 2005, by and among Poster Financial Group, Inc., GNLV, Corp., GNL, Corp, and Wells Fargo Foothill, Inc. (7)

10.27	Amendment Number Six to the Loan and Security Agreement dated September 27, 2005, by and among Poster Financial Group, Inc., GNLV, Corp., GNL, Corp, and Wells Fargo Foothill, Inc. (8)

10.28	Amendment Number Seven to the Loan and Security Agreement dated November 8, 2005, by and among Poster Financial Group, Inc., GNLV, Corp., GNL, Corp, and Wells Fargo Foothill, Inc. (8)

21.1	Subsidiaries of Golden Nugget, Inc. (3)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Poster Financial Current Report on Form 8-K filed February 4, 2005.
(2)	Incorporated by reference to the Poster Financial Current Report on Form 8-K filed December 14, 2005.
(3)	Incorporated by reference to the Poster Financial Registration Statement on Form S-4 filed June 30, 2003.
(4)	Incorporated by reference to the Poster Financial Current Report on Form 8-K filed December 2, 2004.
(5)	Incorporated by reference to the Poster Financial Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(6)	Incorporated by reference to the Poster Financial Current Report on Form 8-K filed May 3, 2005.
(7)	Incorporated by reference to the Poster Financial Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(8)	Incorporated by reference to the Poster Financial Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	GOLDEN NUGGET, INC.

	By:	/s/ Tilman J. Fertitta
	Name:	Tilman J. Fertitta
	Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) for Registrant and Landry’s Restaurants, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) for Registrant and Landry’s Restaurants, Inc.	May 15, 2006

/s/ Rick H. Liem Rick H. Liem	Senior Vice President and Chief Financial Officer (Principal Financial Officer) for Registrant and Landry’s Restaurants, Inc. and Director for Registrant	May 15, 2006

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, Director for Registrant and Landry’s Restaurants, Inc. and General Counsel for Landry’s Restaurants, Inc.	May 15, 2006

/s/ Michael S. Chadwick Michael S. Chadwick	Director for Landry’s Restaurants, Inc.	May 15, 2006

/s/ Michael Richmond Michael Richmond	Director for Landry’s Restaurants, Inc.	May 15, 2006

/s/ Joe Max Taylor Joe Max Taylor	Director for Landry’s Restaurants, Inc.	May 15, 2006

/s/ Kenneth Brimmer Kenneth Brimmer	Director for Landry’s Restaurants, Inc.	May 15, 2006

Page
Golden Nugget, Inc.
Reports of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	26
Consolidated Statement of Operations for the periods from September 27, 2005 through December 31, 2005 (successor), from January 1, 2005 through September 26, 2005 (predecessor), for the year ended December 31, 2004 (predecessor) and from June 2, 2003 (inception) through December 31, 2003 (predecessor)	27
Consolidated Statement of Changes in Stockholder’s Equity for the periods from September 27, 2005 through December 31, 2005 (subsidiary of Golden Nugget), from January 1, 2005 through September 26, 2005 (subsidiary of Poster Financial Group), for the year ended December 31, 2004 (predecessor) and from June 2, 2003 (inception) through December 31, 2003 (predecessor)	28
Consolidated Statement of Cash Flows for the periods from September 27, 2005 through December 31, 2005 (successor), from January 1, 2005 through September 26, 2005 (predecessor), for the year ended December 31, 2004 (predecessor) and from June 2, 2003 (inception) through December 31, 2003 (predecessor)	29
Notes to Consolidated Financial Statements	30

Golden Nugget Group (1)
Report of Independent Registered Public Accounting Firm	52
Combined Statements of Operations and Changes in Division Equity for the year ended December 31, 2003 and for the period from January 1, 2004 to January 22, 2004	53
Combined Statements of Cash Flows for the year ended December 31, 2003 and for the period from January 1, 2004 to January 22, 2004	54
Notes to Combined Financial Statements	55

GNLV, CORP. and Subsidiary (2)
Reports of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2005 and 2004	69
Consolidated Statements of Operations for the periods from September 27, 2005 through December 31, 2005 (subsidiary of Golden Nugget), from January 1, 2005 through September 26, 2005 (subsidiary of Poster Financial Group), from January 23, 2004 through December 31, 2004 (subsidiary of Poster Financial Group), from January 1, 2004 through January 22, 2004 (subsidiary of MGM Mirage), and for the year ended December 31, 2003 (subsidiary of MGM Mirage)	70
Consolidated Statements of Changes in Stockholder’s Equity for the periods from September 27, 2005 through December 31, 2005 (subsidiary of Golden Nugget), from January 1, 2005 through September 26, 2005 (subsidiary of Poster Financial Group), from January 23, 2004 through December 31, 2004 (subsidiary of Poster Financial Group), from January 1, 2004 through January 22, 2004 (subsidiary of MGM Mirage), and for the year ended December 31, 2003 (subsidiary of MGM Mirage)	71
Consolidated Statements of Cash Flows for the periods from September 27, 2005 through December 31, 2005 (subsidiary of Golden Nugget), from January 1, 2005 through September 26, 2005 (subsidiary of Poster Financial Group), from January 23, 2004 through December 31, 2004 (subsidiary of Poster Financial Group), from January 1, 2004 through January 22, 2004, (subsidiary of MGM Mirage) and for the year ended December 31, 2003 (subsidiary of MGM Mirage)	72
Notes to Consolidated Financial Statements	73

The Fremont Street Experience Limited Liability Company (3)
Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets as of December 31, 2005 and 2004 (unaudited)	87
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (unaudited) and 2003 (unaudited)	88
Consolidated Statements of Members’ Capital for the years ended December 31, 2005, 2004 (unaudited) and 2003	89
Consolidated Statements of Cash Flows as of December 31, 2005, 2004 (unaudited) and 2003 (unaudited)	90
Notes to Consolidated Financial Statements	91

(1)	Golden Nugget, Inc., formerly Poster Financial Group, Inc. completed the acquisition of the Golden Nugget Group, a division of MGM MIRAGE, on January 23, 2004. Golden Nugget Group is considered the predecessor to Poster Financial Group.
(2)	Golden Nugget, Inc. pledged its equity interests in all of its direct subsidiaries as collateral in connection with the issuance of the notes. Rule 3-16 of Regulation S-X under the Securities Act requires separate financial statements for each subsidiary whose securities constitute a substantial portion of the collateral for any class of security. Management has determined that GNLV, CORP. meets this test and therefore the financial statements of GNLV, CORP. are included in this Annual Report on Form 10-K in order to comply with Rule 3-16 of Regulation S-X.
(3)	The Golden Nugget Group accounts for its investment in The Fremont Street Experience Limited Liability Company as an unconsolidated joint venture, under the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Act requires full financial statements for equity method investees when the investee is considered significant. Management has determined that its equity in the loss of The Fremont Street Experience Limited Liability Company meets the significance test in 2005. Accordingly, the financial statements of The Fremont Street Experience Limited Liability Company are included in this Annual Report on Form 10-K in order to comply with Rule 3-09 of Regulation S-X. Poster’s investment in FSELLC was not significant to Poster for the year ended December 31, 2004 and 2003. For years in which an equity investee is not significant, SEC rules provide that full unaudited financial statements may be furnished in the 10-K, in lieu of audited statements. Accordingly, the consolidated financial statements of FSELLC as of December 31, 2004 and 2003 and for the years then ended (including related information appearing in the notes to consolidated financial statements) have been prepared by FSELLC, without audit.

Report of Independent Registered Public Accounting Firm

To the Stockholder of

Golden Nugget, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows for the period from September 27, 2005 through December 31, 2005 present fairly, in all material respects, the financial position of Golden Nugget, Inc. and its subsidiaries (formerly Poster Financial Group, Inc.)(a wholly owned subsidiary of Landry’s Restaurants, Inc.) at December 31, 2005 and the results of their operations and their cash flows for the period from September 27, 2005 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholder of

Golden Nugget, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows for the period from January 1, 2005 through September 26, 2005, for the year ended December 31, 2004 and for the period from June 2, 2003 (inception) through December 31, 2003 present fairly, in all material respects, the financial position of Poster Financial Group, Inc. and subsidiaries (subsequently renamed Golden Nugget, Inc.) (a wholly owned subsidiary of PB Gaming, Inc.) at December 31, 2004 and the results of their operations and their cash flows for the period from January 1, 2005 through September 26, 2005, for the year ended December 31, 2004 and for the period from June 2, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 30, 2006

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

CONSOLIDATED BALANCE SHEETS

(THOUSANDS OF DOLLARS)

	Successor Company December 31, 2005	Predecessor Company December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,534	$24,119
Accounts receivable, net	4,946	16,704
Inventories	3,260	3,924
Prepaid expenses and other	5,125	6,257

Total current assets	35,865	51,004

PROPERTY AND EQUIPMENT, net	321,744	183,720
INVESTMENT IN JOINT VENTURE	5,424	5,351
OTHER ASSETS, net	35,576	37,099

Total assets	$398,609	$277,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,858	$12,076
Accrued liabilities	29,268	35,464
Current portion of notes payable and other obligations	132	119
Bank credit facility classified as currently payable	—	36,036
Amounts due to affiliates	6,193	—

Total current liabilities	49,451	83,695
OTHER LONG-TERM LIABILITIES	1,496	—
LONG-TERM NOTES, NET OF CURRENT PORTION	181,223	155,272

Total liabilities	232,170	238,967

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock (no par value, 10,000 shares authorized, 100 shares issued and outstanding)	—	—
Additional paid-in capital	163,000	50,000
Retained earnings (deficit)	3,439	(11,793)

Total stockholder’s equity	166,439	38,207

Total liabilities and stockholder’s equity	$398,609	$277,174

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(THOUSANDS OF DOLLARS)

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005 - September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) through December 31, 2003
REVENUES
Casino	$43,496	$121,505	$164,681	$—
Rooms	14,267	41,139	47,905	—
Food and beverage	13,268	41,759	53,888	—
Other	3,367	8,190	12,689	—

Gross revenues	74,398	212,593	279,163	—
Promotional allowances	(8,757)	(25,812)	(36,506)	—

Net revenues	65,641	186,781	242,657	—

COST AND EXPENSES
Casino	23,404	74,527	106,478	—
Rooms	5,154	16,766	20,208	—
Food and beverage	8,218	27,030	31,139	—
Other	2,519	6,863	9,740	—
General and administrative	14,531	41,036	51,879	383
Depreciation and amortization	2,755	12,972	15,364	—

Total cost and expense	56,581	179,194	234,808	383

Operating income (loss)	9,060	7,587	7,849	(383)

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(122)	(826)	(458)	—
Interest expense, net	(3,734)	(13,279)	(16,646)	(1,096)
Gain (loss) on disposal of fixed assets	2	504	59	—

Total other income (expense)	(3,854)	(13,601)	(17,045)	(1,096)

Income (loss) before income taxes	5,206	(6,014)	(9,196)	(1,479)
Provision for income taxes	1,767	—	—	—

NET INCOME (LOSS)	$3,439	$(6,014)	$(9,196)	$(1,479)

The accompanying notes are an integral part of these consolidated financial statements.

GODLEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(THOUSANDS OF DOLLARS)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Predecessor Company
Balance, June 2, 2003 (inception)	100	$—	$—	$—	$—
Net income (loss)	—	—	—	(1,479)	(1,479)
Capital contributions	—	—	10,883	—	10,883
Distributions	—	—	—	—	—

Balance, December 31, 2003	100	$—	$10,883	$(1,479)	$9,404
Net income (loss)	—	—	—	(9,196)	(9,196)
Capital contributions	—	—	39,117	—	39,117
Distributions	—	—	—	(1,118)	(1,118)

Balance, December 31, 2004	100	$—	$50,000	$(11,793)	$38,207
Net income (loss)	—	—	—	(6,014)	(6,014)
Capital contributions	—	—	3,000	—	3,000
Distributions	—	—	—	(979)	(979)

Balance, September 26, 2005	100	$—	$53,000	$(18,786)	$34,214

Successor Company
Capital contributions	—	—	163,000	—	163,000
Net income (loss)	—	—	—	3,439	3,439

Balance, December 31, 2005	$100	$—	$163,000	$3,439	$166,439

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(THOUSANDS OF DOLLARS)

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005 - September 26, 2005	Year Ended December 31, 2004	June 2, 2003 (inception) through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,439	$(6,014)	$(9,196)	$(1,479)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	2,755	12,972	15,364	83
Gain on sale of assets	(2)	(504)	(59)	—
Equity in loss of joint venture	122	826	458	—
Amortization of debt premium and other	(103)	—	—	—
Changes in operating assets and liabilities, net of change of control:
(Increase) decrease in accounts receivable, net	726	10,261	(12,486)	—
(Increase) decrease in inventories	(410)	696	(5)	—
(Increase) decrease in prepaid expenses and other	1,437	(183)	(1,489)	(122)
(Increase) decrease in deposits and other assets	(200)	1,963	(881)	(158)
Increase (decrease) in accounts payable, accrued liabilities and other	(3,357)	(5,763)	15,303	1,405

Net cash provided (used) by operating activities	4,407	14,254	7,009	(271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, and equipment additions	(4,638)	(6,009)	(14,735)	—
Deferred acquisition costs, exclusive of costs in accounts payable	—	—	—	(30)
Acquisition of the Golden Nugget Group, net of $11,943 cash	—	—	(201,781)	—
Proceeds from sale of property and equipment	—	1,157	59	—
Contributions to joint venture	(234)	(704)	(704)	—
Decrease (increase) in restricted cash	—	—	159,548	(159,548)

Net cash used in investing activities	(4,872)	(5,556)	(57,613)	(159,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior secured notes, net of debt issuance costs	—	—	—	148,590
Borrowings on term loan	—	—	20,000	—
Payments on term loan	(16,500)	(2,100)	(1,400)	—
Borrowings under credit facility and other debt	17,021	18,282	24,202	—
Payments under credit facility and other debt	(5,509)	(25,347)	(6,875)
Change in bank overdraft	(5,719)	1,840	797	—
Sale of common stock at inception	—	—	—	100
Distributions to PB Gaming	—	(979)	(1,118)	—
Additional contributions of equity from PB Gaming	—	3,000	39,117	10,783
Increase (decrease) in amounts due to affiliates	6,193	—	—	376

Net cash provided (used) by financing activities	(4,514)	(5,304)	74,723	159,849

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,979)	3,394	24,119	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,513	24,119	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,534	$27,513	$24,119	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,254	$9,013	$14,829	$—
Distributions for income taxes	$—	$979	$1,118	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Golden Nugget, Inc. (“Golden Nugget” or the “Company”) is a Nevada corporation, which through two wholly owned subsidiaries, owns and operates the Golden Nugget hotel, casino, and entertainment resorts in downtown Las Vegas and Laughlin, Nevada. The Company is a wholly owned subsidiary of Landry’s Gaming, Inc., an unrestricted subsidiary of Landry’s Restaurants, Inc., (“Landry’s” or the “Parent”). Unless otherwise stated, all dollars are in thousands.

On September 27, 2005, Landry’s completed the acquisition of the capital stock of Golden Nugget, including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes and $27.0 million of bank debt (see Note 3 for further discussion). Subsequent to the acquisition on December 9, 2005, Golden Nugget, formerly Poster Financial Group, Inc., changed its name. A new basis of accounting resulting from the acquisition has been pushed down to the Company. The results of operations, financial position and cash flows have been segregated to present post-acquisition activity as the “Successor Company” and pre-acquisition activity as the “Predecessor Company” in the financial statements and accompanying footnotes.

On January 23, 2004, the Company acquired the Golden Nugget Group from MGM Mirage. Results of operations and cash flows for 2004 exclude the period of January 1, 2004 through January 22, 2004 when the Golden Nugget Group was owned and operated by MGM Mirage.

At December 31, 2004, the Golden Nugget – Laughlin (“GNL”) was treated as discontinued operations and its assets and liabilities were classified as held for sale as a result of an agreement entered into between the Company and Barrick Gaming Corporation. The transaction did not close. Accordingly, the assets and liabilities of the Golden Nugget – Laughlin were reclassified from assets held for sale, and we no longer report its results as discontinued operations.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Golden Nugget, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We hold 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and account for our investment utilizing the equity method of accounting. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses Fremont Street, located adjacent to the Golden Nugget – Las Vegas.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider investments with original maturities of ninety days or less to be cash or cash equivalents. We place our cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade receivables consist primarily of casino and hotel receivables, net of an allowance for doubtful accounts. Accounts are written off when management deems the account to be uncollectible. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.

Fair Value of Financial Instruments

The fair value of our fixed-rate long-term debt instruments are based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. At December 31, 2005, the estimated fair value of our senior secured notes due 2011 was approximately $161.4 million.

Debt Issuance Costs

Debt issuance costs represent underwriter’s and agent’s fees and commissions, closing costs and professional fees incurred in connection with the issuance of the Company’s 8 3/4% Senior Secured Notes due 2011 and in connection with the origination of the Senior Credit Facility. Deferred financing costs are amortized over the terms of the related notes and lines of credit.

Inventories

Inventories consisting of principally food and beverage, operating supplies and retail items are stated at the lower of cost or market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows: buildings — 40 years; equipment — 5 to 10 years; furniture, fixtures and leasehold improvements — 5 to 20 years; and automobiles and limousines — 4 to 5 years.

Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets, such as trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of assets that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying value of that asset. If such assets are considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets. We test for impairment of identifiable intangible assets at least annually.

Progressive Liability

The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenues.

Slot Player Club Liability

We have established a promotional slot club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash or complimentary amenities. We have established a liability for unredeemed cash-back points based upon historical redemption experience.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance Liability

We are self insured to certain limits for costs associated with workers compensation, general liability and employee medical claims. Accrued liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims based on historical results and projected trends.

Bank Overdrafts

Bank overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable and amounted to $4.4 million and $5.4 million as of December 31, 2005 and 2004, respectively.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customer’s possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives. We recognize sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as promotional allowances.

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) to December 31, 2003
Rooms	$3,378	$9,007	$12,204	$—
Food & Beverage	5,029	15,665	22,245	—
Other	350	1,140	2,057	—

	$8,757	$25,812	$36,506	$—

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) to December 31, 2003
Rooms	$2,185	$5,856	$7,484	$—
Food & Beverage	5,519	17,121	26,140	—
Other	569	1,898	1,739	—

	$8,273	$24,875	$35,363	$—

Advertising Costs

Costs for advertising are expensed as incurred during such year. Advertising costs were as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) to December 31, 2003
Advertising Costs	$940	$2,691	$4,485	$—

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

Golden Nugget owns and operates the Golden Nugget hotel, casino, and entertainment resorts which consist of two properties, one in Las Vegas and the other in Laughlin, Nevada. Both properties include gaming, hotel, dining, entertainment, retail and other related amenities. Management believes that these two properties meet all of the criteria for aggregating operating segments with similar economic characteristics, products and services, production processes, class of customers, distribution methods, and regulatory environment as defined in SFAS No. 131. As such the Company is comprised of one reportable segment.

Federal Income Taxes

Prior to the acquisition by Landry’s, the Company was a Subchapter S corporation and each of its subsidiaries was a qualified Subchapter S subsidiary for federal income tax purposes. As a result, the Company was not subject to federal income taxation. Subsequent to the acquisition by Landry’s, Golden Nugget is subject to a tax sharing agreement with Landry’s described in Note 9.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets”. This statement amends APB 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than annual periods beginning after June 15, 2005. SFAS No. 123R requires companies to use either the modified-prospective or modified retrospective transition method. The Company will implement the statement during the first quarter of 2006 using the modified-prospective transition method. Adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1 “Accounting for Rental Costs Incurred During a Construction Period.” The FSP requires rental costs associated with both ground and building operating leases that are incurred during a construction period be expensed on a straight line basis starting from the beginning of the lease term. The statement is effective for periods beginning after December 15, 2005. Adoption of FSP 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CHANGE OF CONTROL

On September 27, 2005, Landry’s completed the acquisition of the capital stock of the Golden Nugget, including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. The following summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed. These fair values are determined by appraised values and management’s estimates from information currently available as well as preliminary plans for future operations. There was no goodwill recorded in connection with the transaction.

Purchase Price Allocation
Current assets	$42,598
Property and equipment	319,770
Intangible assets	29,620
Other long-term assets	11,156

Total assets acquired	403,144
Current liabilities	(54,240)
Long-term debt	(185,904)

Total liabilities assumed or created	(240,144)
Net assets acquired	163,000
Less: Cash acquired	(27,513)

Net cash paid	$135,487

As a result of the acquisition, we recorded direct acquisition costs included in accrued liabilities for the estimated incremental costs to rationalize activities at the two locations and for estimated contract termination and severance costs. Accounting principles generally accepted in the United States of America, provides that these acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. These acquisition liabilities aggregate approximately $4.9 million.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred on January 1, 2004, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction occurred on January 1, 2004 or the results of operations that may be obtained in the future.

	Unaudited Proforma
	Year ended December 31, 2005	Year ended December 31, 2004
Revenue	$252,422	$257,462
Net income	$4,774	$901

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

The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Results of operations for the acquired companies were reflected in the Company’s financial statements from the day the acquisition closed.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price to the fair value of net assets acquired was based on appraisals of the assets acquired:

Purchase Price Allocation
Current assets	$27,083
Property and equipment	183,710
Intangible assets	18,009
Other long-term assets	7,714

Total assets acquired	236,516
Current liabilities	(22,792)

Net assets acquired	213,724
Less: Cash acquired	(11,943)

Net cash paid	$201,781

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the year December 31, 2004 and the comparable period in 2003 (amounts in thousands):

	Pro Forma
	Year Ended December 31,
	2004	2003
Net revenues	$210,789	$173,822

Operating income	$8,389	$15,807

Net income	$(6,210)	$3,127

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

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	Successor Company	Predecessor Company
	December 31, 2005	December 31, 2004
Casino	$4,378	$16,731
Hotel	2,604	3,019
Other	158	415

Total	7,140	20,165
Less: Allowance for doubtful accounts	(2,194)	(3,463)

Accounts receivable, net	$4,946	$16,704

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Successor Company	Predecessor Company
	December 31, 2005	December 31, 2004
Land	$94,780	$21,063
Buildings and improvements	190,258	128,853
Furniture, fixtures, equipment and leasehold improvements	38,736	33,030
Construction in progress	723	12,621

Total property and equipment	324,497	195,567
Accumulated depreciation	(2,753)	(11,847)

Property and equipment, net	$321,744	$183,720

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, a component of Other Assets on the consolidated balance sheet, are as follows:

	Amortizing Intangibles Player’s Club	Non-Amortizing Intangibles Trademarks	Total Intangibles
Predecessor Company
Balance at June 2, 2003 (inception)	$—	$—	$—
Assets obtained through acquisition from MGM Mirage	4,429	13,124	17,553
Amortization expense	(580)	—	(580)

Balance at December 31, 2004	3,849	13,124	16,973

Successor Company
Purchase price allocation	3,400	26,220	29,620
Amortization expense	(89)	—	(89)

Balance at December 31, 2005	$3,311	$26,220	$29,531

The customer lists underlying the Company’s player’s clubs have been determined to have a useful life of 10 years and is amortized on a straight-line basis.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor Company	Predecessor Company
	December 31, 2005	December 31, 2004
Salaries and related benefits	$11,829	$9,896
Gaming related, excluding taxes	11,182	20,965
Taxes, other than income taxes	2,061	2,872
Interest payable and other	1,919	1,731
Income taxes payable, net	349	—
Merger costs	1,928	—

Total accrued liabilities	$29,268	$35,464

8. LONG TERM DEBT

In December 2003, we issued $155.0 million 8 3/4% senior secured notes due 2011 to finance a portion of the purchase price of the acquisition of the Golden Nugget from MGM Mirage. All payments are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all our current and future restricted subsidiaries on a senior secured basis. The senior notes and the guarantees are secured by a pledge of capital stock of our restricted subsidiaries and a security interest in substantially all of our and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under our credit facility. Interest on the notes is payable in June and December of each year.

The $155.0 million of 8 3/4% senior secured notes due 2011 remained outstanding following Landry’s purchase of the Golden Nugget. As a result of the change of control, we were required to commence an offer to purchase all outstanding senior notes for 101% of the aggregate principal amount plus any accrued and unpaid interest. The offer commenced in accordance with the indenture and expired on November 28, 2005. No notes were tendered under the offer.

In January 2004, we entered into a $35.0 million senior secured credit facility consisting of a $20.0 million amortizing term loan and a $15.0 million revolver. The senior secured credit facility was later amended, expanding the revolver to $25.0 million. Under the credit facility, we are subject to various financial covenants, including among other things, limitations on the disposal of assets, mergers and acquisitions, liens or indebtedness, and transactions with affiliates. Our obligations under the credit facility are guaranteed, jointly and severally, by all our subsidiaries. Our obligations under the credit facility are also

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured by a pledge of capital stock of our restricted subsidiaries and our interest in the Fremont Street Experience, as well as a first priority lien on substantially all of our and the guarantors’ current and future assets. Interest on the credit facility accrued at either Libor plus a 4% margin, or the bank’s base rate, plus a 3% margin.

At March 31, 2005, we failed to satisfy the financial covenants under the loan and security agreement. On March 31, 2005, we entered into a commitment letter arrangement with our lender, which on May 2, 2005, was formalized into an amendment to the loan and security agreement relating to our credit facility. The amendment modifies financial ratios and covenants to resolve certain defaults (which had been previously waived by the lenders) and to permit the sale of the Golden Nugget – Laughlin. On August 10, 2005, we entered into an amendment to the loan and security agreement relating to the senior secured credit facility. The amendment modified the financial covenants to include the results of operations of the Laughlin properties.

In connection with the September 27, 2005 acquisition by Landry’s, we amended the senior secured credit facility whereby the outstanding balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 2% or the bank’s base rate plus 1% and the commitment fee was reduced to .375% at December 31, 2005. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of December 31, 2005, the interest rate was 6.4%, $2.5 million in letters of credit were outstanding with $18.5 million of available borrowing capacity.

Long-term debt is comprised of the following:

	Successor Company	Predecessor Company
	December 31, 2005	December 31, 2004
$43.0 million senior secured credit facility, Libor + 2.0%, due January 2009	$22,002	$—
$25.0 million senior secured credit facility, Libor + 4.0%, due January 2009	—	17,436
$20.0 million senior secured term loan, Libor + 4.0%, principal paid quarterly through July 2008, balance due January 2009	—	18,600
$155.0 million senior secured note, 8 3/4% interest only, due December 2011	159,081	155,000
Other long-term notes payable with various interest rates, principal and interest	272	391

Total debt	181,355	191,427
Less current portion	(132)	(36,155)

Long-term debt	$181,223	$155,272

9. INCOME TAXES

The components of the income tax provision consist of the following:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) to December 31, 2003
Current	$493	$—	$—	$—
Deferred	1,274	—	—	—

Total provision (benefit)	$1,767	$—	$—	$—

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of our effective income tax rate to the federal statutory tax rate is as follows:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	June 2, 2003 (inception) - December 31, 2003
Amount at the federal statutory tax rate	35.0%	—%	—%	—%
FICA tax credits	(1.1)%	—%	—%	—%

Total provision	33.9%	—%	—%	—%

The acquisition of Golden Nugget and its subsidiaries was deemed an asset acquisition for income tax purposes. We are now a member of Landry’s, an affiliated group (as defined by the Internal Revenue Code) and, as such, will be included in the federal consolidated income tax return of Landry’s from the date of acquisition.

We have executed a tax sharing agreement with Landry’s. The purpose of the agreement is to establish a method for allocating the consolidated tax liability of the affiliated group among its members. Under the tax sharing agreement, we calculate our income tax provision on a separate return basis. Under the terms of the agreement, we are obligated to currently settle any current income tax liability with Landry’s.

As of December 31, 2005, the Company recorded a liability of $1.3 million of which $1.5 million is related to depreciation and amortization. The Company also has a general business tax credit carryover of $0.1 million. The general business carryover will expire in 2025. The use of the general business credit is limited if we are subject to the alternative minimum tax. We believe it is more likely than not that we will generate sufficient income in future years to utilize the credits.

The Company’s operations are wholly within Nevada, a jurisdiction with no income tax.

10. EMPLOYEE BENEFIT PLAN

Our employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. We recorded an expense of $2.2 million for the period from September 27, 2005 through December 31, 2005, $7.8 million for the period from January 1, 2005 through September 26, 2005, and $10.2 million for the period from January 23, 2004 through December 31, 2004 under such plans. The plans’ sponsors have not provided sufficient information to permit us to determine our share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured up to certain limits for most health care benefits for our non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the accrued liabilities caption in the accompanying consolidated balance sheets.

We sponsor a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. We match, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. We recorded charges for matching contributions of $0.2 million for the period from September 27, 2005 through December 31, 2005, $0.6 million for the period from January 1, 2005 through September 26, 2005, and $0.8 million for the period from January 23, 2004 through December 31, 2004.

11. FREMONT STREET EXPERIENCE

We indirectly own 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting whereby, the carrying value of the investment is adjusted by our share of earnings, losses, capital contributions and distributions. The purchase price allocation ascribed to the investment in FSE exceeds our proportional share of the stated members’ equity primarily due to a deferred gain related to property contributed to FSE by the City of Las Vegas. The Golden Nugget financial interest in the Fremont Street Experience was significant to us, for 2005 and therefore audited financial statements are being presented in these Notes to Consolidated Financial Statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity relating to our investment in the Fremont Street Experience for the period from January 23, 2004 through December 31, 2005 is as follows:

Predecessor Company
Investment balance - January 23, 2004	$5,105
Contributions	704
Equity in loss of joint venture	(458)

Investment balance - December 31, 2004	$5,351

Successor Company
Purchase price allocation	$5,312
Contributions	234
Equity in loss of joint venture	(122)

Investment balance - December 31, 2005	$5,424

The investment balance reflects the estimated fair value of our proportionate share of Fremont Street Experience, at the acquisition date, adjusted for our proportional interest in profits or losses, and includes an additional $1.5 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The additional contribution of $1.5 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution is not allocated a profit or loss distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows:

	December 31, 2005	December 31, 2004(1)
		(unaudited)
Current assets	$2,379	$1,971
Non-current assets	40,368	44,177

Total assets	$42,747	$46,148

Current liabilities	$4,683	$4,710
Non-current liabilities	32,148	35,501
Preferred member contribution	3,040	3,040
Members’ capital	2,876	2,898

Total liabilities and members’ capital	$42,747	$46,148

	Year ended December 31, 2005	Year ended December 31, 2004(1)	Year ended December 31, 2003(1)
		(unaudited)	(unaudited)
Total revenues	$8,518	$9,660	$6,277
Costs and expenses	(13,856)	(13,238)	(9,766)

Net loss	$(5,338)	$(3,578)	$(3,489)

(1)	The 2004 and 2003 amounts have been revised from those previously filed to reflect FSE’s restatement of its financial statements for the years ended December 31, 2004 and 2003.

The allocation of purchase price based on the fair values of assets acquired and liabilities assumed, arising from the September 27, 2005 acquisition of the Golden Nugget by Landry’s, resulted in a difference of approximately $3.4 million between the carrying value of the company’s investment in Fremont Street Experience and its proportionate share of Fremont Street Experience’s net assets. This difference primarily relates to deferred grant revenue related to assets contributed to FSE which is being recognized as income by Fremont Street Experience over a thirty year period. The Company is amortizing this difference as a charge to equity in loss of join venture over the remaining amortization period of the related deferred grant revenue (22 years at December 31, 2005). Such amortization was immaterial for the period from September 27, 2005 through December 31, 2005.

The January 23, 2004 acquisition of the Golden Nugget Group by the Company (see Note 3) and the related allocation of purchase price based on fair values of assets acquired and liabilities assumed, resulted in a difference of approximately $3.3 million between the carrying value of the Company’s investment in Fremont Street Experience and its underlying equity in Fremont Street Experience’s net assets. This difference primarily relates to the deferred grant revenue described above. During the periods from January 23, 2004 through December 31, 2004 and January 1, 2005 through September 26, 2005, the Company’s amortization of this difference over the remaining amortization period of the related deferred grant revenue was immaterial.

12. TRANSACTIONS WITH AFFILIATES

We have entered into a management agreement with Landry’s whereby our parent provides resources, expertise and negotiating leverage, primarily in the areas of advertising, purchasing, event management and financing. As a result, we routinely enter into certain transactions with affiliated companies of Landry’s. Under the agreement, we paid Landry’s a $1.0 million performance bonus for achieving targeted operating results. These transactions have been entered into between related parties and are not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to us than might have been obtained from unaffiliated third parties.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

Leases

We have non-cancelable operating leases with non-affiliates that cover parcels of land underlying the Golden Nugget—Las Vegas, expiring from 2025 to 2102. Other lease commitments include operating equipment used in daily operations. The aggregate amounts of future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2005 are as follows:

Years ending December, 31:
2006	$1,378
2007	1,214
2008	1,108
2009	1,069
2010	1,026
Thereafter	41,743

Total minimum rentals	$47,538

Rent expense, including rent on cancelable leases or leases expiring within one year of December 31, 2005, was as shown below, for the periods indicated:

	Successor Company	Predecessor Company
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	Year ended December 31, 2004	June 2, 2003 (inception) to December 31, 2003
Rent Expense	$573	$1,260	$1,387	$—

General Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUMMARIZED FINANCIAL INFORMATION

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

The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of December 31, 2005 and December 31, 2004, the period from January 1, 2005 through September 26, 2005, the period from September 27, 2005 through December 31, 2005, the year ended December 31, 2004, and the period from June 2, 2003 through December 31, 2003.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$22,534	$—		$22,534
Accounts receivable, net	—	4,946	—		4,946
Inventories	—	3,260	—		3,260
Prepaid expenses and other	54	5,071	—		5,125

Total current assets	54	35,811	—		35,865

Property and equipment, net	—	321,744	—		321,744
Investment in subsidiaries and advances to affiliates	355,163	9,666	(364,829	)(a)	—
Investment in joint venture	—	5,424	—		5,424
Other assets, net	234	35,342	—		35,576

Total assets	$355,451	$407,987	$(364,829)		$398,609

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$13	$13,845	$—		$13,858
Accrued liabilities	1,723	27,545			29,268
Current portion of notes payable and other obligations	2	132	(2	)(b)	132
Amounts due to parent	6,193	—	—		6,193

Total current liabilities	7,931	41,522	(2)		49,451

Other long-term liabilities	—	1,496	—		1,496
Notes payable including pushed down from parent company	181,081	181,223	(181,081	)(b)	181,223

Total liabilities	189,012	224,241	(181,083)		232,170

Contingencies and Commitments
Stockholder’s equity	166,439	183,746	(183,746)		166,439

Total liabilities and stockholder’s equity	$355,451	$407,987	$(364,829)		$398,609

(a)	To eliminate investment in subsidiaries and advances to affiliates in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$24,119	$—		$24,119
Accounts receivable, net	—	16,704	—		16,704
Inventories	—	3,924	—		3,924
Prepaid expenses and other	87	6,170	—		6,257

Total current assets	87	50,917	—		51,004

Property and equipment, net	—	183,720	—		183,720
Investment in subsidiaries and advances to affiliates	220,298	1,742	(222,040	)(a)	—
Investment in joint venture	—	5,351	—		5,351
Other assets, net	10,531	36,572	(10,004	)(b)	37,099

Total assets	$230,916	$278,302	$(232,044)		$277,174

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$162	$11,914	$—		$12,076
Accrued liabilities	1,511	33,953			35,464
Current portion of notes payable and other obligations	—	119	—		119
Bank credit facility classified as currently payable	36,036	18,600	(18,600	)(b)	36,036

Total current liabilities	37,709	64,586	(18,600)		83,695
Notes payable including pushed down from parent company	155,000	155,272	(155,000	)(b)	155,272

Total liabilities	192,709	219,858	(173,600)		238,967

Contingencies and Commitments
Stockholder’s equity	38,207	58,444	(58,444)		38,207

Total liabilities and stockholder’s equity	$230,916	$278,302	$(232,044)		$277,174

(a)	To eliminate investment in subsidiaries and advances to affiliates in consolidation.
(b)	To eliminate notes payable and related debt issuance costs pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from September 27, 2005 through December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$65,641	$—		$65,641

Cost and expenses
Casino-hotel operations	—	39,295	—		39,295
General and administrative	—	14,531	—		14,531
Depreciation and amortization	—	2,755	—		2,755

Total cost and expenses	—	56,581	—		56,581

Operating income	—	9,060	—		9,060

Other income (expense)
Equity in loss of joint venture	—	(122)	—		(122)
Equity in income (loss) of subsidiaries	5,918	—	(5,918	)(a)	—
Interest income (expense)	(3,778)	44	—		(3,734)
Interest expense associated					—
with pushed down indebtedness	—	(3,778)	3,778	(b)	—
Gain (loss) on disposal of fixed assets	—	2	—		2

Total other income (expense)	2,140	(3,854)	(2,140)		(3,854)

Income (loss) before income taxes	2,140	5,206	(2,140)		5,206
Provision for income taxes	1,299	(1,767)	(1,299	)(b)	(1,767)

Net income (loss)	$3,439	$3,439	$(3,439)		$3,439

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense, and related taxes, on the debt pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 1, 2005 through September 26, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$186,781	$—		$186,781

Cost and expenses
Casino-hotel operations	—	125,186	—		125,186
General and administrative	925	40,111	—		41,036
Depreciation and amortization	—	12,972	—		12,972

Total cost and expenses	925	178,269	—		179,194

Operating income	(925)	8,512	—		7,587

Other income (expense)
Equity in loss of joint venture	—	(826)	—		(826)
Equity in income (loss) of subsidiaries	8,190	—	(8,190	)(a)	—
Interest income (expense)	(13,279)	—	—		(13,279)
Interest expense associated with pushed down indebtedness	—	(13,279)	13,279	(b)	—
Gain (loss) on disposal of fixed assets	—	504	—		504

Total other income (expense)	(5,089)	(13,601)	5,089		(13,601)

Net income (loss)	$(6,014)	$(5,089)	$5,089		$(6,014)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the debt pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2004

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$242,657	$—		$242,657

Cost and expenses
Casino-hotel operations	—	167,565	—		167,565
General and administrative	842	51,037	—		51,879
Depreciation and amortization	—	15,364	—		15,364

Total cost and expenses	842	233,966	—		234,808

Operating income	(842)	8,691	—		7,849

Other income (expense)
Equity in loss of joint venture	—	(458)	—		(458)
Equity in income (loss) of subsidiaries	8,316	—	(8,316	)(a)	—
Interest income (expense)	(16,670)	24	—		(16,646)
Interest expense associated with pushed down indebtedness	—	(15,107)	15,107	(b)	—
Gain (loss) on disposal of fixed assets	—	59	—		59

Total other income (expense)	(8,354)	(15,482)	6,791		(17,045)

Income (loss) before income taxes	(9,196)	(6,791)	6,791		(9,196)
Provision for income taxes	—	—	—		—

Net income (loss)	$(9,196)	$(6,791)	$6,791		$(9,196)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the debt pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from June 2, 2003 through December 31, 2003

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net revenues	$—	$—	$—	$—

Cost and expenses
Casino-hotel operations	—	—	—	—
General and administrative	383	—	—	383
Depreciation and amortization	—	—	—	—

Total cost and expenses	383	—	—	383

Operating income	(383)	—	—	(383)

Other income (expense)
Equity in loss of joint venture	—	—	—	—
Equity in income (loss) of subsidiaries	—	—	—	—
Interest expense, net	(1,096)	—	—	(1,096)
Interest expense associated with pushed down indebtedness	—	—	—	—

Total other income (expense)	(1,096)	—	—	(1,096)

Net income (loss)	$(1,479)	$—	$—	$(1,479)

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from September 27, 2005 through December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$(10,871)	$15,278	$—	$4,407

Cash flows from investing activities
Acquisition of property and equipment, excluding amounts in acounts payable	—	(4,638)	—	(4,638)
Proceeds from the sale of equipment	—	—	—	—
Contributions to joint venture	—	(234)	—	(234)

Net cash used in investing activities	—	(4,872)	—	(4,872)

Cash flows from financing activities
Payments on term loan	(16,500)	—	—	(16,500)
Net borrowings under revolving credit facility and other debt	11,512	—	—	11,512
Change in bank overdraft	—	(5,719)	—	(5,719)
Increase (decrease) in amounts due to affiliates and parent	15,859	(9,666)	—	6,193

Net cash provided by financing activities	10,871	(15,385)	—	(4,514)

Net increase in cash and cash equivalents	—	(4,979)	—	(4,979)

Cash and cash equivalents, beginning of period	—	27,513	—	27,513

Cash and cash equivalents, end of period	$—	$22,534	$—	$22,534

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2005 through September 26, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$7,144	$7,110	$—	$14,254

Cash flows from investing activities
Acquisition of property and equipment, excluding amounts in acounts payable	—	(6,009)	—	(6,009)
Proceeds from the sale of equipment	—	1,157	—	1,157
Contributions to joint venture	—	(704)	—	(704)

Net cash used in investing activities	—	(5,556)	—	(5,556)

Cash flows from financing activities
Payments on senior notes payable	(2,100)	—	—	(2,100)
Net borrowings under revolving credit facility	(7,065)	—	—	(7,065)
Change in bank overdraft	—	1,840	—	1,840
Additional contributions of equity from PB Gaming	3,000	—	—	3,000
Distributions to PB Gaming	(979)	—	—	(979)

Net cash provided by financing activities	(7,144)	1,840	—	(5,304)

Net increase in cash and cash equivalents	—	3,394	—	3,394

Cash and cash equivalents, beginning of period	—	24,119	—	24,119

Cash and cash equivalents, end of period	$—	$27,513	$—	$27,513

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$(11,693)	$18,702	$—	$7,009

Cash flows from investing activities
Acquisition of property and equipment, excluding amounts in acounts payable	—	(14,735)	—	(14,735)
Acquisition of the Golden Nugget Group, net of cash acquired	(201,781)	—	—	(201,781)
Proceeds from the sale of equipment	—	59	—	59
Contributions to joint venture	—	(704)	—	(704)
Decrease in restricted cash	159,548	—	—	159,548

Net cash used in investing activities	(42,233)	(15,380)	—	(57,613)

Cash flows from financing activities
Proceeds from issuance of term loan	20,000	—	—	20,000
Net borrowings under revolving credit facility	15,927	—	—	15,927
Change in bank overdraft	—	797	—	797
Additional contributions of equity from PB Gaming	39,117	—	—	39,117
Contribution to subsidiaries	(20,000)	20,000	—	—
Distributions to PB Gaming	(1,118)	—	—	(1,118)

Net cash provided by financing activities	53,926	20,797	—	74,723

Net increase in cash and cash equivalents	—	24,119	—	24,119

Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$24,119	$—	$24,119

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from June 2, 2003 through December 31, 2003

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$(271)	$—	$—	$(271)

Cash flows from investing activities
Deferred acquisition costs, exclusive of accounts payable	(30)	—	—	(30)
Increase in restricted cash	(159,548)	—	—	(159,548)

Net cash used in investing activities	(159,578)	—	—	(159,578)

Cash flows from financing activities
Borrowings under senior secured notes, net of debt issuance costs	148,590	—	—	148,590
Sale of common stock at inception	100	—	—	100
Additional contributions of equity from PB Gaming	10,783	—	—	10,783
Increase in amounts due to affiliates and parent	376			376

Net cash provided by financing activities	159,849	—	—	159,849

Net increase in cash and cash equivalents	—	—	—	—

Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Report of Independent Registered Public Accounting Firm

To the Stockholder of

Golden Nugget, Inc.:

In our opinion, the accompanying combined statements of operations and changes in division equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of the Golden Nugget Group (a division of MGM MIRAGE) for the period from January 1, 2004 through January 22, 2004 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 31, 2005

Golden Nugget Group

(A division of MGM MIRAGE)

Combined Statements of Operations and Changes in Division Equity

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(In thousands of dollars)
Revenues
Casino	$155,264	$10,121
Rooms	45,282	2,795
Food and beverage	48,815	3,034
Entertainment, retail and other	14,195	817

Gross revenue	263,556	16,767
Promotional allowances	(32,324)	(1,962)

Net revenues	231,232	14,805

Costs and expenses
Casino	88,263	5,441
Rooms	20,694	1,304
Food and beverage	31,844	2,003
Entertainment, retail and other	10,342	568
Provision for doubtful accounts	1,098	107
General and administrative	43,744	2,524
(Gain) loss on sale of assets	(43)	—
Depreciation	13,722	806
Management fee	13,170	844

Total costs and expenses	222,834	13,597

Operating income	8,398	1,208

Other income (expense)
Equity in loss of joint venture	(771)	(26)
Interest income	34	2
Interest expense	(52)	(3)
Intercompany interest expense	(3,361)	(206)

Total other expense	(4,150)	(233)

Income (loss) before income taxes	4,248	975
Income tax (provision) benefit	(1,337)	(307)

Net income (loss)	$2,911	$668
Division equity beginning of period	4,944	7,855

Division equity end of period	$7,855	$8,523

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group

(A division of MGM MIRAGE)

Combined Statements of Cash Flows

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(In thousands of dollars)
Cash flows from operating activities
Net (loss) income	$2,911	$668
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	13,722	806
Provision for doubtful accounts	1,098	107
Gain on sale of assets	(43)	—
Equity in loss of joint venture	771	26
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(39)	923
Decrease (increase) in due from Poster Financial	(376)	376
Decrease (increase) in inventories	1,898	95
Decrease (increase) in prepaid expenses and other	66	633
Decrease (increase) in deposits and other assets	(953)	22
Increase (decrease) in accounts payable, net of change in bank overdraft	645	(380)
Increase (decrease) in other accrued liabilities	(498)	1,736

Net cash provided by operating activities	19,202	5,012

Cash flows from investing activities
Acquisition of property, equipment and improvements	(7,390)	(4,436)
Contributions to joint venture	(1,109)	(235)
Proceeds from sale of equipment	80	—

Net cash used in investing activities	(8,419)	(4,671)

Cash flows from financing activities
Repayments of other debt	(101)	—
Change in bank overdraft	6,266	(4,996)
Change in amounts payable to MGM MIRAGE and affiliates, net	(10,384)	(3,456)

Net cash used in financing activities	(4,219)	(8,452)

Net increase (decrease) in cash and cash equivalents	6,564	(8,111)
Cash and cash equivalents, beginning of period	17,340	23,904

Cash and cash equivalents, end of period	$23,904	$15,793

Supplemental cash flows information:

Interest paid
Nonaffiliates	$52	—
Affiliates	$3,368	—

The accompanying notes are an integral part of these combined financial statements.

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

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

Principles of Presentation

All inter-company accounts and transactions between GNLV and GNL are eliminated in consolidation. All inter-company accounts and transactions between GNLV and GNL are eliminated in combination to arrive at the financial statements of the Group. The Group is not a separate reporting entity and has not previously presented financial statements on a stand-alone basis. Certain estimates, including allocations from the Parent, have been made to provide financial information for stand-alone reporting purposes. Management of the Group believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

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

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(in thousands of dollars)
Rooms	$4,429	$484
Food and beverage	23,342	1,298
Other	1,530	119

	$29,301	$1,901

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(in thousands of dollars)
Rooms	$10,733	$689
Food and beverage	19,619	1,129
Other	1,972	144

	$32,324	$1,962

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expenses were as follows for the periods indicated:

Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
(in thousands of dollars)
$2,761	$153

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

The Group’s operating results are included in the consolidated federal income tax return of MGM MIRAGE. The allocation of consolidated taxes of MGM MIRAGE to the Group is determined as if the Group prepared a separate tax return, in accordance with the provisions of the SFAS 109, Accounting for Income Taxes.

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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

Had the Group accounted for these plans under the fair value method allowed by SFAS 123, the Group’s net income would have been reduced to recognize the fair value of employee stock options (net income would have been increased in 2001 to reflect net cancellations of stock options—see Note 14). The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
Net income (loss) as reported	$2,911	$668
Stock based compensation under SFAS 123	(1,950)	(56)

Pro Forma	$961	$612

There was no cost of employee stock-based compensation included in reported net income for the periods presented. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3% in 2003 and for the 2004 period; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 42% in 2003 and for the 2004 period. The estimated weighted average fair value of options granted during the year ended December 31, 2003, was approximately $2.8 million. There were no options granted in the 2004 period.

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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

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

4. INCOME TAXES

The components of the income tax provision consist of the following:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(in thousands of dollars)
Current	$—	$—
Deferred	1,337	307

Total provision (benefit)	$1,337	$307

The reconciliation of the Group’s income tax provision at the federal statutory tax rate to the effective tax rate for each period is as follows:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(in thousands of dollars)
Amount at the federal statutory tax rate	$1,543	$351
Nondeductible expenses	120	30
FICA tax credits	(326)	(74)

Actual tax provision (benefit)	$1,337	$307

5. EMPLOYEE BENEFIT PLAN

Employees of the Group who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Group recorded an expense of approximately $9.3 million (2003) and $0.6 million (period from January 1, 2004 to January 22, 2004) under such plans. The plans’ sponsors have not provided sufficient information to permit the Group to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to the Group are material.

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

The Group is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

MGM MIRAGE sponsors a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20.0 percent of their income on a pre-tax basis through contributions to the plan. The Group matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2.0 percent of an employees’ eligible compensation. The Group recorded charges for matching contributions of approximately $676,000 (2003) and $57,000 (period from January 1, 2004 to January 22, 2004).

MGM MIRAGE maintains a nonqualified deferred retirement plan for certain key employees of the Group. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants in this plan receive a matching contribution of up to 4.0 percent of salary, net of any match received under the 401(k) plan. Under this plan all employee deferrals vest immediately. The matching contributions vest ratably over a three-year period. The Group recorded charges for matching contributions of $185,000 (2003) and $0 (for the period from January 1, 2004 through January 22, 2004).

6. FREMONT STREET EXPERIENCE

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

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(in thousands of dollars)
Investment Balance—beginning of period	$4,849	$5,187
Contributions	1,109	—
Equity in loss of joint venture	(771)	(26)

Investment Balance—end of period	$5,187	$5,161

The investment balance reflects the Group’s member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for the Group’s proportional interest in profits or losses ($3.4 million at December 31, 2003), as well as an additional $1.5 million contribution made by the Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The $3.4 million member’s equity carried by the Group at December 31, 2003 is approximately $0.3 million more than the proportional amount of members’ capital reported by Fremont Street Experience due to values assigned in the allocation purchase price resulting from the acquisition of Mirage Resorts, Inc. by MGM MIRAGE in 2000. In addition, the Group’s equity in loss of joint venture includes approximately $51,000 in the year ended December 31, 2003, for amortization of other intangible assets arising from that acquisition and relating to the Group’s investment in Fremont Street Experience. Such intangible assets are fully amortized at December 31, 2003.

The additional contribution of $1.8 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution does not have any profit distribution and must be repaid before any distributions are made on voting interests.

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

Summarized financial information of the Fremont Street Experience is as follows:

	Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
	(Unaudited)	(Unaudited)
	(in thousands of dollars)
Total revenues	$6,277	$274
Costs and expenses	(9,766)	(423)

Net loss	$(3,489)	$(149)

7. TRANSACTIONS WITH AFFILIATES

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
(in thousands of dollars)
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

Amounts charged for these services were determined on the basis of total costs incurred by MGM MIRAGE. Costs were allocated to the Group based on the Group’s estimated proportionate, level of effort as computed using employee headcounts within the related departments. While certain services may not be continued in the future, management of the Group believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented.

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

The total of allocated costs is reflected in the general and administrative expenses in the accompanying financial statements and is as follows:

Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
(in thousands of dollars)
$4,435	$265

Corporate Management Fee

The Group has historically been charged a management fee of five percent (5.0%) of gross revenues which charge is for executive, financial, tax and similar services, collectively referred to as “corporate functions.” The fee also includes the cost to the Group of licensing the rights to use trademarks owned by the Parent, including the “Golden Nugget” name and logo. Each of the Group’s casino properties has a chief operating officer, and key financial, accounting and marketing personnel, and they share an in-house attorney. Management of the Group has determined a representative annual cost for corporate functions is approximately $1.3 million based on staffing and other departmental costs for those positions that are incremental to the property level personnel. Such amount also includes an estimated allocation of actual, historical costs for external audit and financial reporting, regulatory oversight and compliance, and similar functions that are necessary to present the Group as a stand-alone business. Management of the Group believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented. After the completion of the Golden Nugget Acquisition (see Note 3), the Group will own the “Golden Nugget” name and associated trademarks and will not be subject to a licensing or royalty fee.

Contractual Relationships

From time to time, the Group enters into short term operating lease agreements with certain subsidiaries of the Parent for slot machines. The associated lease expense included in cost of operations was approximately as shown below, for the periods indicated:

Year Ended December 31, 2003	Period from January 1, 2004 to January 22, 2004
(in thousands of dollars)
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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

8. COMMITMENTS AND CONTINGENCIES

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
(in thousands of dollars)
$1,099	$66

Legal Proceedings

The Group is involved from time to time with threatened or pending claims and litigation in the normal course of business. In the opinion of management, the outcome of such matters in the aggregate is not expected to be material to the Group’s financial position, results of operations, or cash flows.

9. STOCK BASED COMPENSATION

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

Golden Nugget Group

(A division of MGM MIRAGE)

Notes to Combined Financial Statements

Years Ended December 31, 2003, and the period from

January 1, 2004 to January 22, 2004

	Year Ended December 31, 2003		Period from January 1, 2004 to January 22, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period or year	228,650	$33.96	360,088	$28.31
Granted	240,000	$25.48	—	—
Exercised	(103,562)	31.81	—	—
Expired	—	—	—	—
Cancelled	(5,000)	30.98	—	—

Outstanding at end of period or year	360,088	$28.31	360,088	$28.31

Exercisable at end of period or year	47,100	$34.04	47,100	$34.04

Report of Independent Registered Public Accounting Firm

To the Stockholder of

GNLV Corp. and Subsidiary:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows for the period from September 27, 2005 through December 31, 2005 present fairly, in all material respects, the financial position of GNLV Corp. and its subsidiary (a wholly owned subsidiary of Golden Nugget, Inc.) at December 31, 2005 and the results of their operations and their cash flows for the period from September 27, 2005 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholder of

GNLV Corp. and Subsidiary:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows for the period from January 1, 2005 through September 26, 2005 and for the period from January 23, 2004 through December 31, 2004 present fairly, in all material respects, the financial position of GNLV Corp. and its subsidiary (a wholly owned subsidiary of Poster Financial Group, Inc.) at December 31, 2004 and the results of their operations and their cash flows for the period from January 1, 2005 through September 26, 2005 and for the period from January 23, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholder of

GNLV Corp. and Subsidiary:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholder’s equity and of cash flows for the period from January 1, 2004 through January 22, 2004 and for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of GNLV Corp. and its subsidiary (a wholly owned subsidiary of MGM MIRAGE) for the period from January 1, 2004 through January 22, 2004 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 31, 2005

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except per share amounts)

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group
	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,460	$15,321
Accounts receivable, net	4,863	16,370
Due from affiliates	6,796	3,210
Inventories	2,517	3,228
Prepaid expenses and other	3,646	4,745

Total current assets	33,282	42,874

PROPERTY AND EQUIPMENT, net	284,587	152,793
INVESTMENT IN JOINT VENTURE	5,424	5,351
DEBT ISSUE COSTS, net, pushed down from Parent company	—	10,004
OTHER ASSETS, net	33,205	22,393

Total assets	$356,498	$233,415

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,037	$8,373
Accrued liabilities	24,207	31,713
Current portion of notes payable	132	119
Bank credit facility, pushed down from Parent company, classified as currently payable	—	18,600

Total current liabilities	34,376	58,805
OTHER LONG-TERM LIABILITIES	1,265	—
NOTES PAYABLE, pushed down from Parent company, net of current portion	181,223	155,272

Total liabilities	216,864	214,077

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock ($1.00 value, 100,000 shares authorized, 25,000 shares issued and outstanding)	25	25
Additional paid-in capital	315,522	176,691
Allocation of Parent company debt and debt issuance costs through push down accounting	(178,604)	(148,489)
Retained earnings (deficit)	2,691	(8,889)

Total stockholder’s equity	139,634	19,338

Total liabilities and stockholder’s equity	$356,498	$233,415

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars)

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005 - September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
REVENUES
Casino	$33,158	$91,278	$128,296	$7,890	$121,601
Rooms	13,344	38,259	44,259	2,610	41,647
Food and beverage	11,089	33,528	43,746	2,491	38,769
Entertainment, retail and other	3,098	7,803	11,561	711	12,422

Gross revenues	60,689	170,868	227,862	13,702	214,439
Promotional allowances	(6,980)	(20,279)	(29,240)	(1,535)	(24,777)

Net revenues	53,709	150,589	198,622	12,167	189,662

COST AND EXPENSES
Casino	17,377	57,291	84,539	4,252	68,425
Rooms	4,776	15,608	18,774	1,202	19,185
Food and beverage	7,251	22,755	26,461	1,749	26,853
Entertainment, retail and other	2,317	6,590	9,204	506	9,332
General and administrative	11,623	31,541	38,731	1,939	33,439
MGM Mirage management fee	—	—	—	685	10,718
Depreciation and amortization	2,406	11,896	14,311	782	12,732

Total cost and expense	45,750	145,681	192,020	11,115	180,684

Operating income (loss)	7,959	4,908	6,602	1,052	8,978

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(122)	(826)	(458)	(26)	(771)
Interest income (expense)	44	—	24	(1)	(18)
Interest expense associated with pushed down indebtedness	(3,778)	(12,285)	(15,107)	—	—
Gain (loss) on disposal of fixed assets	2	10	50	—	43
Intercompany interest expense	—	—	—	(206)	(3,361)

Total other income (expense)	(3,854)	(13,101)	(15,491)	(233)	(4,107)

Income (loss) before income taxes	4,105	(8,193)	(8,889)	819	4,871
Provision for income taxes	1,414	—	—	258	1,589

NET INCOME (LOSS)	$2,691	$(8,193)	$(8,889)	$561	$3,282

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Thousands of dollars, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Subsidiary of MGM Mirage
Year ended December 31, 2002	25,000	$25	$—	$6,534	6,559
Net income (loss)	—	—	—	3,282	3,282
Capital contributions	—	—		—	—
Distributions	—	—	—	—	—

Balance, December 31, 2003	25,000	$25	$—	$9,816	$9,841
Net income (loss)	—	—	—	561	561
Capital contributions	—	—		—	—
Distributions	—	—	—	—	—

Balance, January 22, 2004	25,000	$25	$—	$10,377	$10,402

Subsidiary of Poster Financial Group
Acquisition capital	25,000	25	176,691	—	176,716
Allocation of Parent company debt	—	—	(148,489)	—	(148,489)
Net income (loss)	—	—	—	(8,889)	(8,889)
Capital contributions	—	—		—	—
Distributions	—	—	—	—	—

Balance, December 31, 2004	25,000	$25	$28,202	$(8,889)	$19,338
Net income (loss)	—	—	—	(8,193)	(8,193)
Allocation of Parent company debt	—	—	13,214	—	13,214
Capital contributions	—	—	3,025	—	3,025
Distributions	—	—	—	—	—

Balance, September 26, 2005	25,000	$25	$44,441	$(17,082)	$27,384

Subsidiary of Golden Nugget, Inc.
Acquisition capital	25,000	25	315,522	—	315,547
Allocation of Parent company debt	—	—	(178,604)	—	(178,604)
Net income (loss)	—	—	—	2,691	2,691

Balance, December 31, 2005	25,000	$25	$136,918	$2,691	$139,634

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005 - September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,691	$(8,193)	$(8,889)	$561	$3,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	2,406	11,896	14,311	782	12,732
Gain on sale of assets	(2)	(10)	(50)	—	(43)
Equity in loss of joint venture	122	826	458	26	771
Deferred rent	78	—	—	—	—
Non-cash interest expense pushed down from Parent company, net of tax expense	2,479	12,285	15,107	—	—
Changes in operating assets and liabilities, net of change of control:
(Increase) decrease in accounts receivable, net	665	10,071	(12,270)	862	1,220
(Increase) decrease in inventories	(290)	641	(78)	72	1,941
(Increase) decrease in prepaid expenses and other	928	(229)	(1,199)	(183)	102
(Increase) decrease in deposits and other assets	35	532	(4,638)	22	(952)
Increase (decrease) in accounts payable, accrued liabilities and other	1,592	(9,016)	15,162	3,156	313

Net cash provided by operating activities	10,704	18,803	17,914	5,298	19,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and improvements	(2,064)	(5,274)	(12,286)	(3,772)	(6,193)
Proceeds from sale of property and equipment	—	21	50	—	81
Contributions to joint venture	(234)	(704)	(704)	(235)	(1,110)

Net cash used in investing activities	(2,298)	(5,957)	(12,940)	(4,007)	(7,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other debt	—	(119)	(109)	—	(101)
Change in amounts payable to MGM Mirage, net	—	—	—	(2,709)	(11,169)
Change in bank overdraft	(4,604)	2,366	2,061	(1,611)	932
Additional contributions of equity from PB Gaming	—	3,000	—	—	—
(Increase) decrease in amounts due from/to affiliates	(6,423)	(15,333)	(3,210)	376	(376)

Net cash provided by (used in) financing activities	(11,027)	(10,086)	(1,258)	(3,944)	(10,714)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,621)	2,760	3,716	(2,653)	1,430
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,081	15,321	11,605	14,258	12,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,460	$18,081	$15,321	$11,605	$14,258

The accompanying notes are an integral part of these consolidated financial statements.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

GNLV, Corp. (“GNLV” or the “Company”) is a Nevada corporation. Through January 22, 2004, GNLV was a wholly owned subsidiary of MGM MIRAGE (“MGM MIRAGE”), a publicly held Delaware corporation. Effective January 23, 2004, GNLV was acquired by Poster Financial Group LLC (“PFG”) and effective September 27, 2005, PFG was acquired by Landry’s Gaming, Inc., a wholly owned subsidiary of Landry’s Restaurants, Inc. (“Landry’s” or the “Parent”). Finally, effective December 9, 2005, Landry’s changed the name of PFG to Golden Nugget, Inc. (“Golden Nugget”). See Note 3 for further discussion. Unless otherwise stated, all dollars are in thousands.

The Company owns and operates Golden Nugget—Las Vegas (“GNLV”), a hotel-casino and entertainment resort located in downtown Las Vegas, Nevada. GNLV holds 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience, and accounts for its investment utilizing the equity method of accounting. The Fremont Street Experience is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses Fremont Street, located adjacent to the GNLV.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of GNLV, Corp. The Company is not a Registrant, but is presenting financial statements on a stand-alone basis in accordance with Rule 3 -16 of Regulation S-X. Certain estimates, including allocations from the Parent, have been made to provide financial information for stand-alone reporting purposes. Management believes all adjustments necessary to fairly present the financial information have been reflected.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has reclassified certain prior year amounts to conform to the current period financial presentation with no effect on previously reported results of operations, financial condition or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider investments with original maturities of ninety days or less to be cash and cash equivalents. We place our cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

Accounts Receivable

Trade receivables consist primarily of casino and hotel receivables, net of an allowance for doubtful accounts. Accounts are written off when management deems the account to be uncollectible. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.

Fair Value of Financial Instruments

The fair value of our fixed-rate long-term debt instruments are based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. At December 31, 2005, the estimated fair value of our senior secured notes due 2011 was approximately $161.4 million.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consisting of principally food and beverage, operating supplies and retail items are stated at the lower of cost or market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets, as follows: buildings — 40 years; equipment — 5 to 10 years; furniture, fixtures and leasehold improvements — 5 to 20 years; and automobiles and limousines — 4 to 5 years.

Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of assets that are to be held and used is measure by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying value of that asset. If such assets are considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets. The Company tests for impairment of identifiable intangible assets annually.

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

Self-Insurance Liability

We are self insured to certain limits for costs associated with workers compensation, general liability and employee medical claims. Other Accrued liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims based on historical results and projected trends.

Bank Overdrafts

Bank overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable and amounted to $3.2 million and $5.4 million as of December 31, 2005 and 2004, respectively.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customer’s possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives. We recognize sales incentives as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as promotional allowances.

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Rooms	$2,925	$7,848	$10,678	$604	$9,218
Food & Beverage	3,711	11,310	16,688	819	14,060
Other	344	1,121	1,874	112	1,499

	$6,980	$20,279	$29,240	$1,535	$24,777

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Rooms	$1,913	$5,133	$6,568	$432	$2,984
Food & Beverage	3,911	11,921	19,360	920	16,563
Other	566	1,881	1,591	140	1,292

	$6,390	$18,935	$27,519	$1,492	$20,839

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expenses were as follows:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Advertising Costs	$751	$2,210	$3,700	$105	$2,057

Federal Income Taxes

In connection with the acquisition by Landry’s, the Company is subject to a tax sharing agreement with Landry’s described in Note 10. As a subsidiary of PFG, the Company was a Subchapter S corporation and each of its subsidiaries was a qualified Subchapter S subsidiary for federal income tax purposes. As a result, the Company was not subject to federal income taxation. While a division of MGM MIRAGE, an allocation of taxes was made to the Company on a separate return basis.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets”. This statement amends APB 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than annual periods beginning after June 15, 2005. SFAS No. 123R requires companies to use either the modified-prospective or modified retrospective transition method. The Company will implement the statement during the first quarter of 2006 using the modified-prospective transition method. Adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1 “Accounting for Rental Costs Incurred During a Construction Period.” The FSP requires rental costs associated with both ground and building operating leases that are incurred during a construction period be expensed on a straight line basis starting from the beginning of the lease term. The statement is effective for periods beginning after December 15, 2005. Adoption of FSP 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

3. CHANGE OF CONTROL

On September 27, 2005, Landry’s completed the acquisition of the capital stock of the Golden Nugget, including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Approximately $129.3 million of the total purchase price, including $18.1 million in cash, was allocated to GNLV, based on the estimated fair value of the assets acquired and liabilities assumed. These fair values were determined by appraised values and management’s estimates from information currently available as well as preliminary plans for future operations. There was no goodwill recorded in connection with the transaction.

Purchase price allocation
Current assets	$30,784
Property and equipment	284,843
Intangible assets	27,600
Other long-term assets	11,034

Total assets acquired	$354,261
Current liabilities	(39,062)
Long-term debt assumed and pushed down from Parent	(185,904)

Total liabilities assumed or created	(224,966)

Net assets acquired	129,295
Less: Cash acquired	(18,081)

Net cash paid	$111,214

As a result of the acquisition, we recorded direct acquisition costs included in accrued liabilities for the estimated incremental costs to rationalize activities at the two locations and for estimated contract termination and severance costs. Accounting principles generally accepted in the United States, provides that these acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. These acquisition liabilities aggregate approximately $4.9 million.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred on January 1, 2004, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes. The pro forma information is not necessarily indicative of the results of operations had the transaction occurred on January 1, 2004 or the results of operations that may be obtained in the future.

	Unaudited Proforma
	Year ended December 31, 2005	Year ended December 31, 2004
Revenue	$204,298	$210,789
Net income	$2,282	$1,037

4. ACQUISITION BY POSTER FINANCIAL GROUP (PREDECESSOR COMPANY)

On January 23, 2004, Poster Financial Group, Inc. (“Poster Financial”), an unrelated third party, completed the Acquisition of the Company from MGM MIRAGE. The purchase also included GNL, CORP., another wholly owned subsidiary of MGM MIRAGE. GNLV and GNL were operated as a division of MGM MIRAGE referred to as the Golden Nugget Group (the “Group”). The purchase price for the acquisition was approximately $213.7 million, reflecting a base purchase price of $215.0 million less an adjustment for estimated working capital at the date of closing of approximately $4.8 million plus acquisition related expenses of approximately $3.5 million. There are no contingent payments.

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

Approximately $176.7 million of the total purchase price was allocated to GNLV, based on the relative fair value of its net assets (determined in part through appraisals of the assets acquired) at the closing of the Acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition (in thousands of dollars):

Purchase price allocation at
January 23, 2004, as adjusted
Estimated fair value of assets acquired	$200,080
Liabilities assumed or created	(22,862)

Allocated purchase price	177,218
Less: Debt assumed	(500)

Net cash paid	$176,718

In the quarter ended September 30, 2004, the Company adjusted its initial purchase price allocation to reflect the results of a detailed cost segregation study of the GNLV buildings. The study resulted in a reduction in the net allocated cost to the building of approximately $4.7 million, offset by pro-rata adjustments to other long-lived assets, and is reflected in the amounts presented above. There was no goodwill resulting from the Acquisition.

Had the Acquisition taken place on January 1, 2003, results of operations would have reflected the following pro forma amounts for the year December 31, 2004 and the comparable period in 2003 (amounts in thousands):

	Pro Forma
	Year Ended December 31, 2003	Year Ended December 31, 2004
Net revenues	$189,662	$210,789
Operating income	$9,021	$8,389
Net income	$3,282	$(8,307)

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal differences between reported amounts and the pro forma amounts result from the addition of historical operating results for the Golden Nugget Group, elimination of the MGM MIRAGE management fee, changes in depreciation and amortization resulting from the new basis in assets acquired, and elimination of the provision for income taxes due to the election of PB Gaming, Inc., (the owner prior to Landry’s) to have each of its subsidiaries treated as a qualified Subchapter S corporation subsidiary for income tax purposes. In addition, signing bonuses paid to key executives upon completion of the Acquisition of approximately $1.6 million are included in the actual results for the year ended December 31, 2004 but have been excluded from the pro forma results presented above because such bonuses are non-recurring in nature, are directly related to the Acquisition, and are not reflective of the results of operations on a pro forma basis.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group
	December 31, 2005	December 31, 2004
Casino	$4,297	$16,527
Hotel	2,577	2,879
Other	157	334

Total	7,031	19,740
Less: Allowance for doubtful accounts	(2,168)	(3,370)

Accounts receivable, net	$4,863	$16,370

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group
	December 31, 2005	December 31, 2004
Land	$87,800	$15,150
Buildings, building and land improvements	165,358	107,669
Furniture, fixtures, equipment and leasehold improvements	33,045	29,630
Construction in progress	706	11,954

Total property and equipment	286,909	164,403
Less: Accumulated depreciation	(2,322)	(11,610)

Property and equipment, net	$284,587	$152,793

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, a component of Deposits and Other Assets on the consolidated balance sheet are as follows (all assets were obtained through the acquisition from MGM Mirage, there were no intangible assets at December 31, 2003):

	Amortizing Intangibles	Non-Amortizing Intangibles	Total Intangibles
	Player’s Club	Trademarks
Predecessor Company
Balance at December 31, 2003	$—	$—	$—
Assets obtained through Acquisition from MGM Mirage	4,429	9,844	14,273
Amortization Expense	(580)	—	(580)

Balance at December 31, 2004	3,849	9,844	13,693

Successor Company
Purchase price allocation	3,200	24,400	27,600
Amortization Expense	(84)	—	(84)

Balance at December 31, 2005	$3,116	$24,400	$27,516

The customer lists underlying the Company’s player’s clubs have been determined to have a useful life of 10 years and is amortized on a straight-line basis.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group
	December 31, 2005	December 31, 2004
Salaries and related benefits	$9,625	$8,834
Gaming related, excluding taxes	10,417	20,321
Taxes, other than income taxes	1,598	2,451
Income taxes payable, net	1,526	—
Other	1,041	107

Total accrued liabilities	$24,207	$31,713

9. LONG TERM DEBT

In December 2003, we issued $155.0 million 8 3/4% senior secured notes due 2011 to finance a portion of the purchase price of the acquisition of the Golden Nugget from MGM Mirage. All payments are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all our current and future restricted subsidiaries on a senior secured basis. The senior notes and the guarantees are secured by a pledge of capital stock of our restricted subsidiaries and a security interest in substantially all of our and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under our credit facility. Interest on the notes is payable in June and December of each year.

The $155.0 million of 8 3/4% senior secured notes due 2011 remained outstanding following Landry’s purchase of the Golden Nugget. As a result of the change of control, we were required to commence an offer to purchase all outstanding senior notes for 101% of the aggregate principal amount plus any accrued and unpaid interest. The offer commenced in accordance with the indenture and expired on November 28, 2005. No notes were tendered under the offer.

        In January 2004, we entered into a $35.0 million senior secured credit facility consisting of a $20.0 million amortizing term loan and a $15.0 million revolver. The senior secured credit facility was later amended, expanding the revolver to $25.0 million. Under the credit facility, we are subject to various financial covenants, including among other things, limitations on the disposal of assets, mergers and acquisitions, liens or indebtedness, and transactions with affiliates. Our obligations under the credit facility are guaranteed, jointly and severally, by all our subsidiaries. Our obligations under the credit facility are also secured by a pledge of capital stock of our restricted subsidiaries and our interest in the Fremont Street Experience, as well as a first priority lien on substantially all of our and the guarantors’ current and future assets. Interest on the credit facility accrued at either Libor plus a 4% margin, or the bank’s base rate, plus a 3% margin.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2005, we failed to satisfy the financial covenants under the loan and security agreement. On March 31, 2005, we entered into a commitment letter arrangement with our lender, which on May 2, 2005, was formalized into an amendment to the loan and security agreement relating to our credit facility. The amendment modifies financial ratios and covenants to resolve certain defaults (which had been previously waived by the lenders) and to permit the sale of the Golden Nugget – Laughlin. On August 10, 2005, we entered into an amendment to the loan and security agreement relating to the senior secured credit facility. The amendment modified the financial covenants to include the results of operations of the Laughlin properties.

In connection with the September 27, 2005 acquisition by Landry’s, we amended the senior secured credit facility whereby the outstanding balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 2% or the bank’s base rate plus 1% and the commitment fee was reduced to .375% at December 31, 2005. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of December 31, 2005, the interest rate was 6.4%, $2.5 million in letters of credit were outstanding with $18.5 million of available borrowing capacity.

Long-term debt is comprised of the following:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group
	December 31, 2005	December 31, 2004
$20.0 million senior secured term loan, Libor + 4.0%, principal paid quarterly through July 2008, balance due January 2009	$—	$18,600
$43.0 million senior secured credit facility, Libor + 2.0%, due January 2009	22,002	—
$155.0 million senior secured note, 8 3/4% interest only, due December 2011	159,081	155,000
Other long-term notes payable with various interest interest rates, principal and interest	272	391

Total debt	181,355	173,991
Less current portion	(132)	(18,719)

Long-term debt	$181,223	$155,272

10. INCOME TAXES

The components of the income tax provision consist of the following:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Current	$242	$—	$—	$—	$—
Deferred	1,172	—	—	258	1,589

Total provision (benefit)	$1,414	$—	$—	$258	$1,589

The reconciliation of the Company’s income tax provision at the federal statutory tax rate is as follows:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM Mirage
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Amount at the federal statutory tax rate	35.0%	—%	—%	35.0%	36.2%
Nondeductible expenses	—%	—%	—%	2.1%	2.0%
FICA tax credits	(0.6)%	—%	—%	(5.6)%	(5.6)%

Total provision (benefit)	34.4%	—%	—%	31.5%	32.6%

The acquisition of GNLV and its subsidiaries was deemed an asset acquisition for income tax purposes. We are now a member of Landry’s Restaurants, Inc., an affiliated group (as defined by the Internal Revenue Code) and, as such, will be included in the federal consolidated income tax return of Landry’s Restaurants, Inc. and subsidiaries from the date of acquisition.

We have executed a tax sharing agreement with Landry’s. The purpose of the agreement is to establish a method for allocating the consolidated tax liability of the affiliated group among its members. Under the tax sharing agreement, we calculate our income tax provision on a separate return basis. Under the terms of the agreement, we are obligated to currently settle any current income tax liability with Landry’s.

As of December 31, 2005, the Company recorded a liability of $1.1 million of which $1.4 million is related to depreciation and amortization. The Company also has a general business tax credit carryover of $0.1 million and a minimum tax credit carryover of $.1 million. The general business carryover will expire in 2025 while the minimum tax credit carryover has no expiration. The use of the general business credit is limited if we are subject to the alternative minimum tax. We believe it is more likely than not that we will generate sufficient income in future years to utilize the credits.

The Company’s operations are wholly within Nevada, a jurisdiction with no income tax.

11. EMPLOYEE BENEFIT PLAN

The Company’s employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $2.2 million for the period from September 27, 2005 through December 31, 2005, $7.8 million for the period from January 1, 2005 through September 26, 2005, $10.2 million for the period from January 23, 2004 through December 31, 2004, $0.6 million for the period January 1, 2004 through January 22, 2004, and $9.3 million for the year ended December 31, 2003 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, management does not believe that unfunded amounts attributable to GNLV are material.

The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the Accrued liabilities caption in the accompanying consolidated balance sheets.

The Company and all predecessor companies sponsored a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. The Company recorded charges for matching contributions of $0.1 million for the period from September 27, 2005 through December 31, 2005, $0.4 million for the period from January 1, 2005 through September 26, 2005, $0.6 million for the period from January 23, 2004 through December 31, 2004, $0.05 million for the period from January 1, 2004 through January 22, 2004, and $0.5 million for the year ended December 31, 2003.

MGM MIRAGE maintained a nonqualified deferred retirement plan for certain key employees of the Company. The plan allowed participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants in this plan receive a matching contribution of up to 4.0 percent of salary, net of any match received under the 401(k) plan. Under this plan all employee deferrals vest immediately. The matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $0.2 million for the year ended December 31, 2003 and $0 for the period from January 1, 2004 through January 22, 2004.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. FREMONT STREET EXPERIENCE

We indirectly own 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting whereby, the carrying value of the investment is adjusted by our share of earnings, losses, capital contributions and distributions. The preliminary purchase price allocation value ascribed to the investment in FSE exceeds our proportional share of the stated members’ equity. The GNLV, Corp. financial interest in the Fremont Street Experience was not significant to us for the periods reported and therefore only summarized financial information is being presented in these Notes to Consolidated Financial Statements.

Activity relating to our investment in the Fremont Street Experience for the period from January 23, 2004 through December 31, 2005 is as follows:

Predecessor Company
Investment balance - January 23, 2004	$5,105
Contributions	704
Equity in loss of joint venture	(458)

Investment balance - December 31, 2004	$5,351

Successor Company
Purchase price allocation	$5,312
Contributions	234
Equity in loss of joint venture	(122)

Investment balance - December 31, 2005	$5,424

The investment balance reflects our member’s equity in Fremont Street Experience, comprised of cumulative contributions, adjusted for our proportional interest in profits or losses, as well as an additional $1.5 million contribution made by GNLV, Corp. in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The additional contribution of $1.5 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution is not allocated a profit or loss distribution and must be repaid before any distributions are made on voting interests.

Summarized financial information of the Fremont Street Experience is as follows:

	December 31, 2005	December 31, 2004(1)
		(unaudited)
Current assets	$2,379	$1,971
Non-current assets	40,368	44,177

Total assets	$42,747	$46,148

Current liabilities	$4,683	$4,710
Non-current liabilities	32,148	35,501
Preferred member contribution	3,040	3,040
Members’ capital	2,876	2,898

Total liabilities and members’ capital	$42,747	$46,148

	Year ended December 31, 2005	Year ended December 31, 2004(1)	Year ended December 31, 2003(1)
		(unaudited)	(unaudited)
Total revenues	$8,518	$9,660	$6,277
Costs and expenses	(13,856)	(13,238)	(9,766)

Net loss	$(5,338)	$(3,578)	$(3,489)

(1)	The 2004 and 2003 amounts have been revised from those previously filed to reflect FSE’s restatement of its financial statements for the years ended December 31, 2004 and 2003.

The allocation of purchase price based on the fair values of assets acquired and liabilities assumed, arising from the September 27, 2005 acquisition of the Golden Nugget by Landry’s, resulted in a difference of approximately $3.4 million between the carrying value of the company’s investment in Fremont Street Experience and its proportionate share of Fremont Street Experience’s net assets. This difference primarily relates to deferred grant revenue related to assets contributed to FSE which is being recognized as income by Fremont Street Experience over a thirty year period. The Company is amortizing this difference as a charge to equity in loss of joint venture over the remaining amortization period of the related deferred grant revenue (22 years at December 31, 2005). Such amortization was immaterial for the period from September 27, 2005 through December 31, 2005.

The January 23, 2004 acquisition of the Golden Nugget Group by the Company (see Note 3) and the related allocation of purchase price based on fair values of assets acquired and liabilities assumed, resulted in a difference of approximately $3.3 million between the carrying value of the Company’s investment in Fremont Street Experience and its underlying equity in Fremont Street Experience’s net assets. This difference primarily relates to the deferred grant revenue described above. During the periods from January 23, 2004 through December 31, 2004 and January 1, 2005 through September 26, 2005, the Company’s amortization of this difference over the remaining amortization period of the related deferred grant revenue was immaterial.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. TRANSACTIONS WITH LANDRY’S RESTAURANTS, INC. AND AFFILIATES

We have entered into a management agreement with Landry’s whereby our parent provides resources, expertise and negotiating leverage, primarily in the areas of advertising, purchasing, event management and financing. As a result, we routinely enter into certain transactions with affiliated companies of Landry’s. In addition, under the agreement, we paid Landry’s a $1.0 million performance bonus for achieving targeted operating results. These transactions have been entered into between related parties and are not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to us than might have been obtained from unaffiliated third parties.

14. TRANSACTIONS WITH POSTER FINANCIAL GROUP AND AFFILIATES

On June 29, 2004, GNLV made a non-interest bearing loan to Lopo, LLC, a Nevada limited liability company (“Lopo”), the member’s interests of which are held by PB Gaming, in the aggregate principal amount of $1.6 million (the “Loan”), the funds of such Loan to be used by Lopo for the express and sole purpose of facilitating the acquisition of certain real property located near the Golden Nugget-Las Vegas by Lopo, upon Lopo’s agreement to convey the property to GNLV as repayment for the Loan within 90 days of the effective date of the Loan. During the third fiscal quarter of 2004, the land was conveyed to the Company at the amount paid by Lopo, and the loan was cancelled.

Effective July 1, 2004, the Company entered into lease agreements with its sole stockholders to lease their interests in certain aircraft to be used primarily in the furtherance of the Company’s business, such as transporting executives to business meetings and customer transportation to and from our gaming properties. The lease payments are based on the estimated fair market value of the interests owned and the Company believes equates to the cost for such services. Annual lease payments are approximately $0.4 million, paid in monthly installments and were terminated in 2005.

15. TRANSACTIONS WITH MGM MIRAGE AND AFFILIATES

Treasury

Prior to the acquisition by Poster Financial Group on January 23, 2004, all treasury functions for GNLV were maintained at MGM MIRAGE Parent. Net cash receipts generated by the casino operations of the Company were deposited into an account maintained by the Parent, and the Company’s cash requirements were met by the Parent on the Company’s behalf. Generally, the Company generated positive cash flow from operations. However, the Parent had historically financed the Company’s capital expenditures, which amounts have been significant, and assessed a management fee. Accordingly, the Company was a net borrower of funds from MGM MIRAGE comprised of investments in fixed assets, reduced by periodic results of operations.

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

The average balance due to Parent for which the Company recognized interest expenses was $80.0 million (the principal balance of the note payable) for all periods presented. The average net balance payable to MGM MIRAGE and affiliates for which no interest was charged was $102.1 million on January 22, 2004.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Costs

Prior to the acquisition by Poster Financial Group on January 23, 2004, the Company was charged for its proportionate share of certain direct operating expenses incurred by MGM MIRAGE. Such costs are primarily comprised of charges for the following functions: (i) information services (including the cost of computer hardware and software, and programming and operations personnel), (ii) marketing, communications and community relations, and (iii) internal audit and risk management.

Amounts charged for these services were determined on the basis of total costs incurred by MGM MIRAGE. Costs were allocated to the Company based on the Company’s estimated proportionate, level of effort as computed using employee headcounts within the related departments. While certain services may not be continued in the future, management of the Company believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented. The total of allocated costs is reflected in the general and administrative expenses was $0.2 million for the period from January 1, 2004 through January 22, 2004.

Corporate Management Fee

Prior to the acquisition by Poster Financial Group on January 23, 2004, the Company was charged a management fee of five percent (5.0%) of gross revenues which charge is for executive, financial, tax and similar services, collectively referred to as “corporate functions.” The fee also includes the cost to the Company of licensing the rights to use trademarks owned by the Parent, including the “Golden Nugget” name and logo. The Company has a chief operating officer, and key financial, accounting, marketing and in-house legal personnel. Management of the Company has determined a representative annual cost for corporate functions (combined with its affiliate included in the Golden Nugget Acquisition) is approximately $1.3 million based on staffing and other departmental costs for those positions that are incremental to the property level personnel. Such amount also includes an estimated allocation of actual, historical costs for external audit and financial reporting, regulatory oversight and compliance, and similar functions that are necessary to present the Company as a stand-alone business. Management of the Company believes that the costs reflected for these services is representative of the costs that would have been incurred for similar functions on a stand-alone basis during the periods presented. After the completion of the Golden Nugget Acquisition (see Note 4), the Company owns the “Golden Nugget” name and associated trademarks and is not be subject to a licensing or royalty fee.

Contractual Relationships

From time to time, the Company enters into short term operating lease agreements with certain subsidiaries of the Parent for slot machines. The associated lease expense included in cost of operations for the period January 1, 2004 through January 22, 2004 was $0.1 million.

The slot machines in use at the Acquisition date were transferred (as purchased assets) to the buyer in connection with the Golden Nugget Acquisition.

Other than the note payable and slot machine lease agreements discussed above, there were no contractual relationships between the Company and MGM MIRAGE. However, in connection with the Golden Nugget Acquisition, Poster Financial has arranged for the continuation of the information services and certain other direct functions provided by MGM MIRAGE (the “Transition Agreement”) for a period of up to 24 months following the closing of the Golden Nugget Acquisition. The fee for services under the Transition Agreement has been set at amounts consistent with historical cost allocations. Total fees incurred for such services were approximately $0.2 million for the period from January 22, 2004 through December 31, 2004. Poster Financial has the right to terminate all (or discrete portions) of the services prior to the term of the Transition Agreement to the extent such functions are replaced by the buyer earlier.

GNLV, CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases with non-affiliates that cover parcels of land underlying the Golden Nugget—Las Vegas, expiring from 2025 to 2102. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2005 are as follows:

Years ending December, 31:
2006	$1,349
2007	1,189
2008	1,083
2009	1,044
2010	1,026
Thereafter	41,743

Total minimum rentals	$47,434

Rent expense was as shown below, for the periods indicated:

	Subsidiary of Golden Nugget	Subsidiary of Poster Financial Group		Subsidiary of MGM MIRAGE
	September 27, 2005 - December 31, 2005	January 1, 2005- September 26, 2005	January 23, 2004 - December 31, 2004	January 1, 2004 - January 22, 2004	Year ended December 31, 2003
Rent Expense	$534	$1,142	$1,276	$135	$1,030

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Fremont Street Experience Limited Liability Company and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of The Fremont Street Experience Limited Liability Company and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, members’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fremont Street Experience Limited Liability Company and Subsidiaries as December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 11 to the consolidated financial statements, accumulated deficit as of December 31, 2004 has been restated for an error in the application of accounting principles.

/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada

March 21, 2006

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
		As Restated See Note 12
		(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,293,557	$1,288,823
Receivables	395,434	63,920
Due from supplier (Note 8)	450,000	450,000
Deferred tax asset (Note 6)	152,670	152,670
Other current assets	87,265	15,702

Total current assets	2,378,926	1,971,115

Property and Equipment, net (Notes 3, 4 and 5)	38,803,754	42,095,225
Due From Supplier, less current portion (Note 8)	900,000	1,350,000
Restricted Cash (Note 5)	605,886	649,600
Intangible Assets, net of accumulated amortization of $57,803 and $24,487, respectively	58,043	82,530

Total	$42,746,609	$46,148,470

Liabilities and Members’ Capital
Current Liabilities:
Accounts payable	$540,383	$451,622
Accrued expenses	371,282	348,984
Current portion of deferred grant revenue (Notes 8 and 11)	999,729	999,729
Current maturities of capital lease obligations (Note 4)	80,038	121,492
Current maturities of notes payable (Note 5)	2,691,356	2,787,919

Total current liabilities	4,682,788	4,709,746

Deferred Grant Revenue (Notes 8 and 11)	19,958,959	20,958,688
Capital Lease Obligations (Note 4)	34,025	121,289
Notes Payable, less current maturities (Note 5)	11,415,704	13,927,378
Deferred Tax Liability (Note 6)	739,603	493,659
Preferred Member Units (Note 7)	3,040,000	3,040,000

Commitments and Contingencies (Note 8)

Members’ Capital	2,875,530	2,897,710

Total	$42,746,609	$46,148,470

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		As Restated See Note 12	As Restated See Note 12
		(Unaudited)	(Unaudited)
Income:
Rental income (Note 9)	$2,226,413	$2,128,380	$1,795,523
Sponsor income	637,972	387,972	577,996
Parking income	1,440,408	1,229,007	1,271,998
Event sales	442,881	382,951	302,713
Special event sponsorships	606,332	450,000	530,000
Excess room tax revenue	261,454	145,920	7,969
Mall directory advertising	214,865	151,800	195,750
Interest income	20,756	10,143	11,619
Grant revenue from City of Las Vegas (Note 8)	1,999,729	3,933,254	866,779
Other income	666,805	840,892	716,803

Total income	8,517,615	9,660,319	6,277,150

Expenses:
General and administrative	6,268,918	5,959,378	5,306,057
Depreciation and amortization	3,507,000	3,536,414	1,102,696
Marketing and special events	2,977,627	2,205,448	2,553,654
Interest expense	804,332	684,062	249,403
Other expenses, net	51,666	630,420	277,936

Total expenses	13,609,543	13,015,722	9,489,746

Loss from continuing operations before income taxes	(5,091,928)	(3,355,403)	(3,212,596)
Federal income tax provision (Note 6)	(245,943)	(223,039)	(276,773)

Net loss	$(5,337,871)	$(3,578,442)	$(3,489,369)

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Consolidated Statements of Members’ Capital

Years Ended December 31, 2005, 2004 and 2003

	Members’ Contributions	Members’ Contributions Receivable	Subscriptions Receivable	Accumulated Deficit	Total Members’ Capital
BALANCE—December 31, 2002 (As Restated See Note 12) (unaudited)	$56,287,821	$(2,969,417)	$(169,697)	$(54,476,060)	$(1,327,353)
Payment of subscriptions receivable	—	—	125,926	—	125,926
Members’ contributions	4,874,422	(938,232)	—	—	3,936,190
Discount on members’ contributions receivables	(19,607)	19,607	—	—	—
Adjustment of Binion’s Horseshoe’s contribution receivable	(1,172,647)	1,172,647	—	—	—
Net loss (See Note 12)				(3,489,369)	(3,489,369)

BALANCE—December 31, 2003 (As Restated See Note 12) (unaudited)	59,969,989	(2,715,395)	(43,771)	(57,965,429)	(754,606)
Payment of subscriptions receivable	—	—	29,853	—	29,853
Members’ contributions	4,628,732	2,572,173	—	—	7,200,905
Net loss (See Note 12)	—	—	—	(3,578,442)	(3,578,442)

BALANCE—December 31, 2004 (As Restated See Note 12) (unaudited)	64,598,721	(143,222)	(13,918)	(61,543,871)	2,897,710
Members’ contributions	5,195,691	120,000	—	—	5,315,691
Net loss	—	—	—	(5,337,871)	(5,337,871)

BALANCE—December 31, 2005	$69,794,412	$(23,222)	$(13,918)	$(66,881,742)	$2,875,530

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		As Restated	As Restated
		See Note 12	See Note 12
		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,337,871)	$(3,578,442)	$(3,489,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,507,000	3,536,414	1,102,696
Amortization of loan discounts	338,437	167,523	—
Amortization of deferred grant revenue	(999,729)	(933,254)	(866,779)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(331,514)	2,253	209,358
Increase in other current assets	(71,563)	(11,113)	(14,051)
Increase (decrease) in accounts payable	88,762	(243,079)	(254,615)
Increase in accrued expenses	22,298	54,020	110,489
Increase in deferred tax liability, net	245,943	223,039	276,773
Deferred grant income	—	(2,000,000)	2,000,000

Net cash used in operating activities	(2,538,237)	(2,782,639)	(925,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(191,042)	(3,268,842)	(903,883)
Increase in notes receivable from supplier	—	(2,250,000)	—
Decrease (increase) in restricted cash	43,714	(649,600)	—
Collection received on amount due from supplier and notes receivable	450,000	450,000	87,452

Net cash provided by (used in) investing activities	302,672	(5,718,442)	(816,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members’ contributions	5,315,691	7,200,905	3,936,190
Payments on subscriptions receivable	—	29,853	125,926
Proceeds from borrowings on notes payable	—	4,578,750	118,982
Principal repayments on notes payable and capital leases	(3,075,392)	(2,193,512)	(2,688,094)

Net cash provided by financing activities	2,240,299	9,615,996	1,493,004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,734	1,114,915	(248,925)
CASH AND CASH EQUIVALENTS—Beginning of year	1,288,823	173,908	422,833

CASH AND CASH EQUIVALENTS—End of year	$1,293,557	$1,288,823	$173,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid for interest	$490,172	$214,381	$244,692

NONCASH INVESTING AND FINANCING TRANSACTIONS
Assets purchased in exchange for capital lease obligations	$—	$6,157	$514,440
Land increase from Pappas settlement and legal fees	—	4,500,000	—
Canopy upgrade project paid by note payable	—	—	6,800,000

	$—	$4,506,157	$7,314,440

See notes to consolidated financial statements.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

The Fremont Street Experience Limited Liability Company (“FSELLC”) was organized on October 27, 1993, as a Nevada limited liability company. The seven voting and one associate member of FSELLC are hotel/casinos or their subsidiaries whose properties face or are adjacent to Fremont Street in downtown Las Vegas, Nevada. The Fremont Street Experience Parking Corporation (“FSEPC”), incorporated in Nevada on October 27, 1993, as a Nevada corporation, is a wholly owned subsidiary of FSELLC. MTEK Media, organized on December 12, 1997, as a Nevada limited liability company, is a wholly owned subsidiary of FSELLC. The eight members received a total of 1,800 voting units in exchange for their initial contributions.

FSELLC and subsidiaries (the “Company”) were formed to own and manage The Fremont Street Experience Project (the “Project”) in downtown Las Vegas. Construction of the Project was governed by the amended and restated Fremont Street Experience Project Development Agreement (the “Development Agreement”) among the City of Las Vegas, Nevada (the “City”), the City of Las Vegas Downtown Redevelopment Agency (the “Agency”), FSELLC, and FSEPC (collectively, the “Participants”). FSELLC is responsible for managing all commercial activities related to the Project pursuant to the amended and restated Fremont Street Experience Project Management Agreement (the “Management Agreement”). Pursuant to the Development Agreement, the Participants contributed funds that were used for the construction of the Project. The Project, which was completed and placed into service December 1, 1995, consists of a pedestrian mall on a five-block section of Fremont Street in downtown Las Vegas, Nevada. Four blocks of the pedestrian mall are covered by a lattice and light celestial vault containing approximately 12,500,000 LED lights and 208 speakers, which produce the audio/visual show called the Experience. The FSEPC parking garage at the east end of Fremont Street contains approximately 1,300 parking spaces, which are available for visitors of the Project, as well as daily and monthly parking for downtown business patrons and employees. The parking garage structure includes retail and restaurant space facing Fremont Street.

The Agency transferred to FSEPC, land worth approximately $16,100,000. In return, FSEPC is obligated to make certain payments to the Agency, the present value of which is $5,401,252 at December 31, 2005. As discussed in Note 8, the Agency also provided approximately $16,900,000 in funds to construct the parking garage. The Company granted to the City, a first trust deed in the garage to secure its performance under the Management and Development Agreements. The Company recorded the contributed assets at their fair value and recorded deferred revenue for the difference between the fair value of the assets and the present value of the Company’s payment obligations to the Agency.

The Company has incurred a net loss in the year ended December 31, 2005 of $5,337,871 and used net cash in operations of $2,538,237. In the past, the Company has funded losses and debt payments from annual member contributions ranging from $4,800,000 to $5,350,000. The Company’s future operations are dependent on continued member contributions for funding of future operations and debt repayment obligations. Membership terms include a requirement for all members to consent if a member leaves, and to pay contributions once a budget is established and approved. The fiscal year 2006 budget has been approved and provides for member assessments of approximately $5,000,000.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

Principles of consolidation

The accompanying consolidated financial statements include the accounts of FSELLC, FSEPC, and MTEK Media. Intercompany accounts have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits and money market funds. For purposes of reporting the statements of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company maintained cash balances at financial institutions in excess of federally insured limits. The Company has experienced no losses in such accounts.

Accounts receivable

Accounts receivable are carried at original invoiced amount. Management determines the need for an allowance for doubtful accounts by identifying significantly aged accounts. Receivables are written off when deemed uncollectible. Recoveries of accounts previously written off are recorded when received. No allowance was deemed necessary at December 31, 2005 and 2004. Interest is not charged on past due receivables.

The Company performs credit evaluations of its customers and does not require collateral. The Company reviews accounts receivable balances and determines whether an allowance for potential credit losses is necessary. At December 31, 2005 and 2004, an allowance for potential credit losses was not considered necessary.

Property and equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized, and costs for repairs and maintenance are charged to expense as incurred. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets as follows:

Light panels and shows	5 years
Furniture, fixtures, and equipment	3-5 years
Building and parking garage	30 years

Impairment of long-lived assets

As required by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 required an impairment loss to be recorded when the estimated undiscounted future cash flows expected to be generated by those assets are less than their carrying amount. At December 31, 2005, the Company believes that the fair values of its long-lived assets exceeds their carrying value.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

Deferred grant revenue

Deferred grant revenue represents the unamortized difference between the fair value of assets transferred to the Company and the present value at the date of transfer of the amount the Company was required to pay the transferor. The deferred grant revenue is amortized over the depreciable life of the parking garage constructed on the land.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Significant estimates include but are not limited to the evaluation of the allowance for potential credit losses, the fair value of the contributions from the Agency, estimated depreciable lives of property and equipment, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Income taxes

FSELLC and MTEK Media are limited liability companies that have elected to be taxed under the partnership provisions of the Internal Revenue Code. Under those provisions, FSELLC and MTEK Media do not pay federal corporate income tax on their earned income. Instead the members of FSELLC and MTEK Media are liable for individual federal income taxes on earned income. FSEPC is a C Corporation and files a separate federal income tax return.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition

The nature of revenue earned by the Company is mainly from parking income as well as rental income from leases of premises and carts. The Company also earns revenue from sponsor advertising. Rental revenue and other revenues are recognized as the related services are provided.

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $515,000, $163,113 (unaudited) and $539,374 (unaudited) for the years ended December 31, 2005, 2004 and 2003, respectively.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently issued accounting standards

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FIN 46R, Consolidation of Variable Interest Entities (revised December 2003), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the business enterprise will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The Company adopted the provisions of FIN 46R beginning January 1, 2004, and the adoption did not have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. SFAS No. 153 amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company believes that the adoption of SFAS No. 153 will not have a material impact on its financial position, results of operations or cash flows.

2. Members’ Contributions and Subscriptions Receivable

Pursuant to the terms of the members’ limited liability agreement, total initial capital contributions were $18,000,000, which consisted of initial cash payments of $17,000,000 and subscriptions receivable totaling $1,000,000 from two members. The two members with subscriptions receivable made no principal payments during the year ended December 31, 2005, but made principal payments totaling $29,853 (unaudited) and $125,926 (unaudited) during the years ended December 31, 2004 and 2003, respectively. Subscriptions receivable from the two members as of December 31, 2005 and 2004 were $13,918.

Members’ contributions receivable of $23,222 and $143,222 (unaudited) represent member assessments that remain outstanding at December 31, 2005 and 2004, respectively.

3. Property and Equipment

The building consists of a parking garage and retail space that the Company leases to unrelated third parties. Property and equipment consist of the following as of December 31, including equipment acquired under capital leases of $531,740 and $856,283 (unaudited) for 2005 and 2004, respectively:

	2005	2004 (unaudited)
Land	$16,081,200	$16,081,200
Light panels and shows	14,007,663	14,007,663
Building and parking garage	20,293,950	20,128,701
Furniture, fixtures and equipment	4,331,468	4,305,674

	54,714,281	54,523,238

Less accumulated depreciation including amounts applicable to equipment acquired under capital leases of $491,793 and $286,629 (unaudited) for 2005 and 2004, respectively.	15,910,527	12,428,013

	$38,803,754	$42,095,225

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

4. Leases

Capital Leases

Capital lease obligations at December 31, 2005, consist of various capital leases for equipment payable in monthly installments including principal and interest ranging from $217 to $3,945. The leases are secured by the equipment and bear interest ranging from 4.0% to 23.7% and mature at various dates through April, 2008.

Future minimum lease payments by year and in the aggregate under the capital lease obligations are due as follows:

For the Year Ending December 31,
2006	$91,898
2007	31,629
2008	4,016

Total minimum lease payments	127,543
Less amount representing interest	(13,480)

Present value of net minimum lease payments	114,063
Less current portion	(80,038)

$34,025

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

5. Notes Payable

Notes payable at December 31, consist of the following:

	2005	2004 (unaudited)
Note payable to The Export-Import Bank of Korea, due in annual installments of $1,450,000 through July 2008, interest at 3.05% plus a .382% exposure fee, partially guaranteed by LG, CNS Co., Ltd (“LG”).	$4,350,000	$5,800,000

Obligation payable to the Agency in the amount of $5,131,200, payment due from future net rental proceeds, discounted at an imputed rate of 5.8%, based on estimated future cash flows, the Company expects to repay the obligation during 2014.	3,602,532	3,410,173

Obligation payable to LG due in semi annual installments of $487,875 plus interest at 4.81% through January 2009.	3,205,125	4,120,875

Obligation payable to the Agency in the amount of $6,000,000, payment due from future net rental proceeds, discounted at an imputed rate of 8.5%, based on estimated future cash flows, the Company expects to repay the obligation during 2021.	1,798,720	1,652,642

Note payable to a bank, due in monthly installments of $35,496, including interest at the greater of 5.5% or 3.5% in excess of the three-year London Interbank Offered Rate (an effective rate of 7.14% at December 31, 2005), secured by Deed of Trust, due January 2009.	1,150,683	1,481,952

Line of credit liability from Nevada State Bank for stage and electronic equipment; due July 2008	—	67,841

Note payable to a member corporation for the purchase of a stage; payable in monthly installments of $7,950 for three years; bearing interest at 9%; secured by equipment; due December 2005	—	90,907

Note payable to a member corporation for the purchase of a stage; payable in monthly installments of $7,950 for three years; bearing interest at 9%; secured by equipment; due December 2005	—	90,907

Total notes payable	14,107,060	16,715,297

Less current maturities	2,691,356	2,787,919

Notes payable, less current maturities	$11,415,704	$13,927,378

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

The Company is obligated to repay the Agency for amounts paid by the Agency for parking garage property land costs in excess of $6,400,000. The excess costs paid for by the Agency amounted to $5,131,200. This obligation was incurred in 1998 and did not bear any stated interest for purposes of repayment. The Company is obligated to pay for such excess costs from net rental proceeds, if any, from the retail stores that will occupy the parking garage property. The Company made an estimate in 1998 of the future net rental revenue stream for the purpose of determining the obligation. Based on this estimate, the Company recorded a liability of $3,242,370 using an imputed interest rate of 5.8%, the federal long-term rate in effect in July 1998. The Company subsequently obtained a loan to make tenant improvements to the retail space. The Agency agreed to take a subordinate position to the loan. Prior to 2004, net rental revenues were estimated not to be sufficient to make payments to the Agency. The Company had ceased recognizing interest on the notes as they were unable to determine when, or if, the notes would be repaid. During 2004, the Company projected that the net rental proceeds from the retail sales would be sufficient to begin repaying the Agency in 2008, and thus began recognizing interest on the notes.

In 2004, the Agency incurred $4,500,000 for an additional land settlement and $1,500,000 in associated legal fees and transferred the land parcel to FSELLC. To determine the fair value of the obligation, the Company made an estimate of the future net rental revenue stream. Based on this estimate, the Company recorded a liability of $1,652,642 in 2004 using an imputed interest rate of 8.5%, the Company’s borrowing rate at the time of transfer.

In connection with the note payable to LG, the Company entered into a Deposit Account Agreement which requires the Company to maintain in two of its bank accounts, certain amounts (the “Pledge Amount”) specified in the Deposit Account Agreement. The two bank accounts are pledged as additional collateral on the note payable to LG to the extent of the Pledge Amount which was approximately $606,000 at December 31, 2005.

Aggregate maturities of long-term debt are as follows:

For the Year Ending December 31,
2006	$2,691,356
2007	2,746,272
2008	2,774,672
2009	493,508
2010	—
Thereafter	5,401,252

Total	$14,107,060

The Company has a $450,000 bank line of credit against which there were no borrowings at December 31, 2005. The line provides for interest at the bank’s prime rate plus 1.5% and is secured by parking garage equipment. The line matures December 2006.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

6. Income Taxes

Net deferred taxes consist of the following components as of December 31:

	2005	2004 (unaudited)
Deferred tax liability:
Property and equipment	$8,215,219	$8,392,883
Deferred tax assets:
Deferred grant revenue	(7,318,041)	(7,688,446)
Loss carryforwards	(259,407)	(333,089)
Other	(50,838)	(30,359)

Net deferred tax liability	586,933	340,989
Current portion of deferred tax assets	152,670	152,670

Deferred taxes	$739,603	$493,659

The provision for income taxes charged to operations for the years ended December 31 consist of the following:

	2005	2004 (unaudited)	2003 (unaudited)
Current (expense)	$—	$—	$—
Deferred tax (expense)	(245,943)	(223,039)	(276,773)

	$(245,943)	$(223,039)	$(276,773)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income of FSELLC for the years ended December 31, due to the following:

	2005	2004 (unaudited)	2003 (unaudited)
FSELLC consolidated net loss	$(5,337,871)	$(3,578,442)	$(3,489,369)
Less FFSE net loss	(6,040,509)	(4,215,696)	(4,280,148)

FSEPC net income	702,638	637,254	790,779

Income tax provision	245,943	223,039	276,773

FSEPC has loss carryforwards totaling approximately $741,000 that expire at various dates between 2018 and 2024.

7. Preferred Member Units

In 1995, two members of FSELLC that made original contributions to form the Company voluntarily contributed $1,800,000 each for preferred units of the Company. The holders of the preferred units will receive preferential treatment with respect to any future distributions of profits until contributions are repaid. The additional proceeds from the issuance of the preferred units were used to create the enhanced visual features of the Project. In October 1996, the preferred units became mandatorily redeemable and the Company agreed to repay the proceeds from the preferred units in equal monthly installments of $33,333 to the two members over the 54-month period beginning January 1999. These amounts have a separate classification not included in members’ capital due to the mandatory redemption features. The two members subsequently amended the agreement to provide for a reduced monthly payment of $20,000, if funds are available to make such payments. As of December 31, 2005, $560,000 has been repaid to the two members. In an agreement dated March 2004, all parties agreed that they will periodically revisit, no less than annually, the Company’s ability to resume payment of the original monthly payment amount. It has been determined that payments would not resume in 2006.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

8. Commitments and Contingencies

Development Agreement

In accordance with the terms of the Development Agreement (See Note 1), if the revenues generated by the City from its Room Tax are not sufficient to meet the City’s Room Tax Bond principal and interest payments when due, then the Company is required to provide funds to the City sufficient to make any required debt service payments. For the year ended December 31, 2005, Room Tax revenues were sufficient to make the required debt service payments. As of December 31, 2005, the remaining Room Tax Bond principal that was unfunded was approximately $10,685,000.

In connection with the transfer of the parking garage and land to FSELLC, the Agency was responsible for acquiring the parking garage land from its owners. However, the Company was obligated to the Agency for any costs incurred in excess of $6,400,000. One case remained open with regard to the condemnation actions against the landowners whose property had been obtained by the Agency in connection with the Project. In August 2004, the Agency settled the dispute with the former landowner with a final settlement amount of $4,500,000 for the land. The Agency incurred legal fees related to this dispute totaling approximately $1,500,000. As of December 31, 2005, total costs incurred by the Agency to acquire the parking garage land, including the 2004 settlement and related legal fees, total approximately $17,500,000. The Company is obligated to pay for such costs in excess of $6,400,000 from net rental proceeds, if any, from retail stores that will occupy this property. Accordingly, FSELLC has recorded an obligation to the Agency in connection with the transfer of the garage and land (See Note 5).

As disclosed in Note 5, the Company subsequently obtained a loan to make tenant improvements to the retail space. The Agency agreed to take a subordinate position to the loan. At December 31, 2005, the Company has three tenants leasing retail space; however, net rental revenues are not sufficient to make payments to the Agency. Based on projected future cash flows from rental operations, the Company estimates that it will begin repaying the Agency in 2008.

Canopy Retrofit

On October 18, 2002, FSELLC entered into a Canopy Retrofit and Upgrade Agreement with LG, a Korean corporation located in Seoul, Korea, to upgrade the incandescent light bulb panels attached to the celestial vault to LED (light emitting diodes) technology (the “New Lightshow”).

The purchase price of the New Lightshow upgrade was $14,475,000. FSELLC has also agreed to provide sponsorship opportunities to LG totaling $2,250,000, which represented a credit against the purchase price. FSELLC also paid an advance of $3,096,250 ($2,000,000 funded through the Agency). The sponsorship agreement gives permission to LG to advertise the brand name, as well as use the mall space for a private event during a certain highly-attended convention period, for a period of five years from the effective date of the agreement, October 18, 2002. The contractually agreed upon value of $2,250,000 relating to services to be provided to LG for sponsorship and advertising is recognized as a reduction to the cost of the New Lightshow, consistent with Emerging Issues Task Force Issue No. 99-17. The balance due from LG at December 31, 2005 was $1,350,000 which is due in annual installments of $450,000.

The Las Vegas Convention and Visitors Authority (“LVCVA”), awarded a $7,000,000 capital improvement grant to the City of Las Vegas, who in turn, awarded a similar $7,000,000 to FSELLC to fund the principal portion of the contract price being financed by Bank of Korea. The grant is being funded in seven equal annual $1,000,000 installments and is recorded as grant revenue in the year it is received. As of December 31, 2005, $3,000,000 remained to be funded by the City, which remains contingent upon annual appropriation by the LVCVA.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

Litigation

During the normal course of business, the Company is involved in various legal proceedings. Currently, the Company is involved as a defendant in various cases against individuals relating to claims of injury while visiting the mall area operated by the Company. While there can be no assurance, in the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

9. Rental Income

The Company leases retail space to three unrelated third parties. One lease provides for monthly payments of $42,980 through October 2022. The second lease provides for monthly payments of $14,950 through February 2015 and contains four, five year options to renew. The Company has agreed to pay approximately $225,000 to this tenant in 2006 to assist with improvements. The third lease provides for monthly payments of $3,700 through August 2007. The lease contains three, one year options to renew.

At December 31, 2005, future minimum lease payments receivable under the non-cancelable operating leases described above are due as follows:

For the years ending December 31,
2006	$709,660
2007	724,760
2008	695,160
2009	695,160
2010	695,160
Thereafter	7,209,460

$10,729,360

10. Defined Contribution 401(k) Plan

In 1996, the Company implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows for an employer contribution up to 50% of the first 4% of each participating employee’s compensation. Plan participants can elect to defer compensation before tax through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contributions were $16,655, $12,663 (unaudited) and $14,792 (unaudited) in 2005, 2004 and 2003, respectively.

The Fremont Street Experience

Limited Liability Company and Subsidiaries

Notes to Consolidated Financial Statements

11. Prior Period Adjustment

Members’ capital at December 31, 2004, has been restated to record land acquired from the Agency during 1998 and 2004 at its fair market value at the date of transfer and to recognize deferred grant revenue for the difference between the fair value of the land and the obligation to the Agency. Members’ capital has also been restated to record deferred grant revenue equal to the cost of the parking garage paid by the Agency. Members’ capital has also been restated to record a deferred tax asset related to the deferred grant revenue, which has no tax basis, and a deferred tax liability related to the land and parking garage, which have a tax basis of approximately $24,000,000 less than the carrying value for financial statement purposes at December 31, 2004. The effects of the adjustments are indicated in the table below as follows:

Increase in the carrying value of land	$4,736,188
Deferred tax asset, including reversal of valuation allowance	8,051,894
Deferred tax liability	(8,392,883)
Deferred grant revenue	(21,958,417)

Aggregate decrease in members’ capital at December 31, 2004	$(17,563,218)

The Company is amortizing the deferred revenue using straight-line recognition over the depreciable life of the parking garage, which was constructed on the land.

12. Restatement (Unaudited)

Upon completion of the Company’s 2004 financial statements, accounting errors were discovered that required the restatement of amounts previously reported. Additionally, during 2005, it was determined that certain land acquired from the agency during 1998 and 2004 should have been recorded at fair value at the date of transfer. Deferred grant revenue should have been recorded for the difference between the fair value of the land and the obligation to the Agency. Additionally, deferred grant revenue should have been recorded for the cost of the parking garage paid for by the Agency. The Company’s financial statements should have also reflected a deferred tax liability related to the contribution of the land and parking garage to FSEPC, which have a tax basis of approximately $24,000,000 less than the carrying value for financial statement purposes as of December 31, 2004 and a deferred tax asset related to the deferred grant revenue. Further restatements resulted from the correction of the presentation of restricted cash and certain amounts due from suppliers.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at December 31, 2004:

	December 31, 2004
	As Previously Reported	Error Correction			As Restated
Cash and cash equivalents	$1,780,379	$158,044	(a	)	$1,288,823
		$(649,600)	(b	)
Receivables	$383,426	$1,480,494	(a	)	$63,920
		$(1,800,000)	(c	)
Due from supplier	$—	$450,000	(c	)	$450,000
Deferred tax asset	$—	$152,670	(d	)	$152,670
Other current assets	$24,456	$(8,754)	(a	)	$15,702
Total current assets	$2,188,261	$(217,146)			$1,971,115
Property and Equipment, net	$38,986,524	$(1,627,487)	(a	)	$42,095,225
		$4,736,188	(d	)
Due from supplier, less current portion	$—	$1,350,000	(c	)	$1,350,000
Restricted cash	$—	$649,600	(b	)	$649,600
Intangible assets, net	$121,347	$(38,817)	(a	)	$82,530
Total assets	$41,296,132	$4,852,338			$46,148,470
Accounts payable	$348,278	$103,344	(a	)	$451,622
Accrued expenses	$191,907	$157,077	(a	)	$348,984
Current portion of deferred grant revenue	$—	$999,729	(d	)	$999,729
Current portion of capital lease obligation	$122,785	$(1,293)	(a	)	$121,492
Current maturities of notes payable	$2,789,037	$(1,118)	(a	)	$2,787,919
Total current liabilities	$3,452,007	$1,257,739			$4,709,746
Deferred grant revenue	$—	$20,958,688	(d	)	$20,958,688
Capital lease obligations	$110,806	$10,483	(a	)	$121,289
Notes payable, less current maturities	$12,541,336	$1,386,042	(a	)	$13,927,378
Deferred tax liability	$—	$493,659	(d	)	$493,659
Preferred Member Units	$3,040,000	$—			$3,040,000
Member’s capital	$22,151,983	$(1,691,055)	(a	)	$2,897,710
		$(17,563,218)	(d	)
Total	$41,296,132	$4,852,338			$46,148,470

(a)	To correct certain errors discovered upon completion of the Company’s 2004 financial statements, primarily consisting of grant revenue, depreciation and interest on Notes payable to the Agency.

(b)	To correctly present restricted cash, previously reported as cash and cash equivalents.

(c)	To correctly present amounts due from supplier, previously reported as receivables.

(d)	To reflect the fair value of the land acquired from the Agency, record the related deferred grant revenue and deferred taxes.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004
	As Previously Reported	Error Correction			As Restated
Rental income	$2,407,070	$(278,690)	(a	)	$2,128,380
Parking income	$1,229,015	$(8)	(a	)	$1,229,007
Special event sponsorships	$250,000	$200,000	(a	)	$450,000
Mall directory advertising	$199,500	$(47,700)	(a	)	$151,800
Grant revenue from City of Las Vegas	$3,000,000	$933,254	(b	)	$3,933,254
General and administrative	$6,089,379	$(130,001)	(a	)	$5,959,378
Depreciation and amortization	$2,603,000	$933,414	(a	)	$3,536,414
Marketing and special events	$2,352,769	$(147,321)	(a	)	$2,205,448
Interest expense	$222,740	$461,322	(a	)	$684,062
Other expenses, net	$—	$630,420	(a	)	$630,420
Federal income tax provision	$—	$(223,039)	(b	)	$(223,039)
Net loss	$(2,740,825)	$(837,617)			$(3,578,442)

	Year Ended December 31, 2003
	As Previously Reported	Error Correction			As Restated
Grant revenue from City of Las Vegas	$—	$866,779	(b	)	$866,779
General and administrative	$5,583,993	$(277,936)	(a	)	$5,306,057
Other expenses, net	$—	$277,936	(a	)	$277,936
Federal income tax provision	$—	$(276,773)	(b	)	$(276,773)
Net loss	$(4,079,375)	$590,006			$(3,489,369)

(a)	To correct certain errors discovered upon completion of the Company’s 2004 financial statements, primarily consisting of grant revenue, depreciation and interest on Notes payable to the Agency.

(b)	To reflect grant revenue associated with the land acquired from the Agency and record deferred taxes.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004
	As Previously Reported	Error Correction			As Restated
Net loss	$(2,740,825)	$(1,547,832)	(a	)	$(3,578,442)
		$710,215	(d	)
Depreciation and amortization	$2,603,000	$933,414	(a	)	$3,536,414
Amortization of deferred grant revenue	$—	$(933,254)	(d	)	$(933,254)
Amortization of loan discounts	$—	$167,523	(a	)	$167,523
(Increase) decrease in accounts receivable	$(317,255)	$(1,480,492)	(a	)	$2,253
		$1,800,000	(c	)
(Increase) decrease in other current assets	$4,811	$(15,924)	(a	)	$(11,113)
Increase (decrease) in accounts payable	$(346,422)	$103,343	(a	)	$(243,079)
Accrued expenses	$(103,057)	$157,077	(a	)	$54,020
(Decrease) increase in deferred tax liability, net	$—	$223,039	(d	)	$223,039
Net cash used in operating activities	$(2,899,748)	$117,110			$(2,782,638)
Capital expenditures	$(5,621,714)	$2,352,872	(a	)	$(3,268,842)
Increase in notes receivable from supplier	$—	$(2,250,000)	(c	)	$(2,250,000)
Collection received on amount due from supplier and notes receivable	$—	$450,000	(c	)	$450,000
Net cash used in investing activities	$(5,621,714)	$552,872			$(5,068,842)
Decrease (increase) in restricted cash	$—	$(649,600)	(b	)	$(649,600)
Member’s contributions	$7,330,210	$(129,305)	(a	)	$7,200,905
Payments on subscriptions receivable	$43,771	$(13,918)	(a	)	$29,853
Principal repayments on notes payable and capital leases	$(1,802,164)	$(391,347)	(a	)	$(2,193,511)
Net cash provided by financing activities	$10,127,933	$(1,161,536)			$8,966,397
Cash and cash equivalents - end of year	$1,780,379	$158,044	(a	)	$1,288,823
		$(649,600)	(b	)
Cash paid for interest	$222,740	$(8,359)	(a	)	$214,381
Asset purchased in exchange for capital lease obligation	$—	$6,157	(a	)	$6,157
Land increase from Pappas settlement and legal fees	$—	$4,500,000	(a	)	$4,500,000
Canopy upgrade project paid by note payable	$4,556,116	$(4,556,116)	(a	)	$—

	Year Ended December 31, 2003
	As Previously Reported	Error Correction			As Restated
Net loss	$(4,084,432)	$595,063	(d	)	$(3,489,369)
Amortization of deferred grant revenue	$—	$(866,779)	(d	)	$(866,779)
(Decrease) increase in deferred tax liability, net	$—	$276,773	(d	)	$276,773
Net cash used in operating activities	$(925,498)	$5,057			$(920,441)

(a)	To correct certain errors discovered upon completion of the Company’s 2004 financial statements, primarily consisting of grant revenue, depreciation and interest on Notes payable to the Agency.

(b)	To correctly present restricted cash, previously reported as cash and cash equivalents.

(c)	To correctly present amounts due from supplier, previously reported as receivables.

(d)	To reflect the fair value of the land acquired from the Agency, record the related deferred grant revenue and deferred taxes.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Members’ Capital for the fiscal years ended December 31, 2004 and 2003:

	As Previously Reported	Error Correction			As Restated
Balance December 31, 2002 - Accumulated Deficit	$(35,612,621)	$(18,863,439)	(a	)	$(54,476,060)
Balance December 31, 2002 - Total Members’ Capital	$17,536,086	$(18,863,439)	(a	)	$(1,327,353)
Balance December 31, 2003 - Accumulated Deficit	$(39,691,996)	$(18,273,433)	(a	)	$(57,965,429)
Balance December 31, 2003 - Total Members’ Capital	$17,518,827	$(18,273,433)	(a	)	$(754,606)
Payment of subscription receivable - 2004	$43,771	$(13,918)	(b	)	$29,853
Member’s contributions - 2004	$7,330,210	$(129,305)	(b	)	$7,200,905
Net loss - 2004	$(2,740,825)	$(1,547,832)	(b	)	$(3,578,442)
		$710,215	(a	)
Balance December 31, 2004 - Members’ Contributions	$64,800,199	$(201,478)	(b	)	$64,598,721
Balance December 31, 2004 - Members’ Contributions Receivable	$(215,395)	$72,173			$(143,222)
Balance December 31, 2004 - Subscriptions Receivable	$—	$(13,918)			$(13,918)
Balance December 31, 2004 - Accumulated Deficit	$(42,432,821)	$(1,547,832)	(b	)	$(61,543,871)
		$(17,563,218)	(a	)
Balance December 31, 2004 - Total Members’ Capital	$22,151,983	$(1,691,055)	(b	)	$2,897,710
		$(17,563,218)	(a	)

(a)	To reflect the fair value of the land acquired from the Agency, record the related deferred grant revenue and deferred taxes.

(b)	To correct certain errors discovered upon completion of the Company’s 2004 financial statements, primarily consisting of grant revenue, depreciation and interest on Notes payable to the Agency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Golden Nugget, Inc.:

Our audits of the consolidated financial statements of Golden Nugget, Inc. (formerly Poster Financial Group, Inc.) referred to in our reports dated March 30, 2006 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Golden Nugget, Inc.:

Our audits of the consolidated financial statements of Poster Financial Group, Inc. (subsequently renamed Golden Nugget, Inc.) referred to in our report dated March 30, 2006 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 30, 2006

GOLDEN NUGGET INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, net of recoveries	Purchase Price Allocation	Balance at End of Period
Allowance for Doubtful Accounts

Predecessor Company
June 2, 2003 (inception) - December 31, 2003	$—	$—	$—	$—	$—

Year ended December 31, 2004	$—	$2,962	$(495)	$996	$3,463

January 1, 2005 - September 26, 2005	$3,463	$2,094	$(1,006)	$—	$4,551

Successor Company
September 27, 2005 - December 31, 2005	$4,551	$218	$(3,346)	$771	$2,194

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of the

Golden Nugget Group:

Our audits of the combined financial statements of the Golden Nugget Group (a Division of MGM MIRAGE) referred to in our report dated March 31, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 31, 2005

GOLDEN NUGGET GROUP

(A DIVISION OF MGM MIRAGE)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, net of recoveries	Balance at End of Period
Allowance for Doubtful Accounts
Predecessor Company
Year ended December 31, 2003	$810	$677	$(387)	$1,100

Period from January 1, 2004 - January 22, 2004	$1,100	$107	$—	$1,207

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

GNLV, CORP.:

Our audit of the consolidated financial statements of GNLV Corp. and Subsidiary (a wholly owned subsidiary of Golden Nugget, Inc.) referred to in our report dated March 30, 2006 and March 31, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of GNLV, CORP.:

Our audits of the consolidated financial statements of GNLV, CORP. (a wholly owned subsidiary of Poster Financial Group, Inc.) referred to in our report dated March 30, 2006 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of GNLV, CORP.:

Our audits of the consolidated financial statements of GNLV, CORP. (a wholly owned subsidiary of MGM MIRAGE) referred to in our report dated March 31, 2005 appearing in this Annual Report on Form 10-K included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas Nevada

March 31, 2005

GNLV CORP. AND SUBSIDIARY

(A WHOLLY OWNED SUBSIDIARY OF GOLDEN NUGGET, INC.)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs, net of recoveries	Purchase Price Allocation	Balance at End of Period
Allowance for Doubtful Accounts
Subsidiary of MGM Mirage
Year ended December 31, 2003	$1,022	$1,084	$(1,287)	$—	$819

January 1, 2004 - January 22, 2004	$819	$115	$—	$—	$934
Subsidiary of Poster Financial Group
January 23, 2004 - December 31, 2004	$934	$2,880	$(444)	$—	$3,370

January 1, 2005 - September 26, 2005	$3,370	$2,101	$(952)	$—	$4,519
Subsidiary of Golden Nugget, Inc.
September 27, 2005 - December 31, 2005	$4,519	$224	$(3,346)	$771	$2,168