Form 10-Q
period 2006-03-31
GOLDEN NUGGET INC
filed 2006-05-15
CIK 1278868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 100 outstanding shares as of May 2, 2006.

GOLDEN NUGGET, INC.

GOLDEN NUGGET, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,152	$22,534
Accounts receivable, net	4,584	4,946
Inventories	3,129	3,260
Prepaid expenses and other	6,499	5,125

Total current assets	35,364	35,865

PROPERTY AND EQUIPMENT, net	326,737	321,744
INVESTMENT IN JOINT VENTURE	5,429	5,424
DEPOSITS AND OTHER ASSETS, net	35,467	35,576

Total assets	$402,997	$398,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,719	$13,858
Accrued liabilities	36,241	29,268
Current portion of notes payable and other obligations	131	132
Amounts due to affiliates	7,766	6,193

Total current liabilities	55,857	49,451
OTHER LONG-TERM LIABILITIES	3,178	1,496
NOTES PAYABLE, NET OF CURRENT PORTION	171,053	181,223

Total liabilities	230,088	232,170

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock (no par value, 10,000 shares authorized, 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	163,000	163,000
Retained earnings	9,909	3,439

Total stockholder’s equity	172,909	166,439

Total liabilities and stockholder’s equity	$402,997	$398,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company	Predecessor Company
	Three months ended March 31, 2006	Three months ended March 31, 2005
REVENUES
Casino	$41,324	$45,338
Rooms	15,920	14,831
Food and beverage	11,082	14,880
Other	2,701	2,876

Gross revenues	71,027	77,925
Promotional allowances	(7,578)	(9,607)

Net revenues	63,449	68,318

COST AND EXPENSES
Casino	21,703	27,734
Rooms	4,580	5,330
Food and beverage	6,599	8,941
Other	1,894	2,508
General and administrative	12,411	14,625
Depreciation and amortization	2,785	4,039

Total cost and expense	49,972	63,177

Operating income	13,477	5,141

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(230)	(150)
Interest expense, net	(3,547)	(4,547)
Gain on disposal of fixed assets	—	486

Total other income (expense)	(3,777)	(4,211)

Income before income taxes	9,700	930
Provision for income taxes	3,230	—

NET INCOME	$6,470	$930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2005	100	$—	$163,000	$3,439	$166,439
Net income	—	—	—	6,470	6,470

Balance, March 31, 2006	100	$—	$163,000	$9,909	$172,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company	Predecessor Company
	Three months ended March 31, 2006	Three months ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,470	$930
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,785	4,039
Gain on sale of assets	—	(486)
Equity in loss of joint venture	230	150
Changes in operating assets and liabilities	5,673	(1,797)

Net cash provided by operating activities	15,158	2,836

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions	(7,693)	(2,189)
Proceeds from sale of property and equipment	—	1,125
Contributions to joint venture	(235)	(235)

Net cash used in investing activities	(7,928)	(1,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(700)
Borrowings under revolving credit facility and other debt	334	8,411
Repayments under revolving credit facility and other debt	(10,335)	(7,023)
Change in bank overdraft	(184)	(2,871)
Additional contributions of equity from PB Gaming	—	3,000
Increase (decrease) in amounts due to affiliates	1,573	—

Net cash provided by (used in) financing activities	(8,612)	817

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,382)	2,354
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,534	24,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,152	$26,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Interest	$338	$716
Taxes	$—	$—

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

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s, completed the acquisition of the capital stock of Golden Nugget, including $27.5 million in cash, for $163.0 million in cash plus the assumption of $155.0 million of senior secured notes and $27.0 million of bank debt. (See Note 2 for further discussion.) Subsequent to the acquisition, on December 9, 2005, Golden Nugget, formerly Poster Financial Group, Inc., changed its name. A new basis of accounting resulting from the acquisition has been pushed down to the Company. The results of operations and cash flows have been segregated to present post-acquisition activity as the “Successor Company” and pre-acquisition activity as the “Predecessor Company” in the financial statements and accompanying footnotes.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Golden Nugget, Inc. and it’s wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We hold 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience (FSE), and account for our investment utilizing the equity method of accounting. The FSE is owned by a group of unrelated casino operators in downtown Las Vegas, and operates retail malls, parking garages, entertainment venues and a pedestrian mall that encloses Fremont Street, located adjacent to the Golden Nugget – Las Vegas.

Basis of Presentation

The consolidated financial statements included herein have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Form 10-K, filed with the Securities and Exchange Commission.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customer’s possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives, which are recognized as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Successor Company	Predecessor Company
	Three months ended March 31, 2006	Three months ended March 31, 2005
Rooms	$3,241	$3,369
Food & Beverage	4,060	5,863
Other	277	375

	$7,578	$9,607

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Successor Company	Predecessor Company
	Three months ended March 31, 2006	Three months ended March 31, 2005
Rooms	$1,953	$2,209
Food and Beverage	4,312	6,331
Other	472	637

	$6,737	$9,177

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

Estimated fair value of assets acquired	$403,144
Liabilities assumed or created	(240,144)

Allocated purchase price	163,000
Less: Cash acquired and debt assumed	(27,513)

Net cash paid	$135,487

As a result of the acquisition, we have recorded direct acquisition costs included in accrued liabilities for the estimated incremental costs to rationalize activities at the two locations and for estimated contract termination and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million of which $3.9 million have been paid as of March 31, 2006.

The following pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

Three months ended March 31, 2005
Revenue	$68,318
Net income	$2,124

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Salaries and related benefits	$11,702	$11,829
Gaming related, excluding taxes	10,438	11,182
Taxes, other than income taxes	2,412	2,061
Interest payable and other	5,616	1,919
Income taxes payable, net	4,998	349
Merger costs	1,075	1,928

Total accrued liabilities	$36,241	$29,268

4. LONG-TERM DEBT

Debt Issuance

In December 2003, we issued $155.0 million of 8 3/4% senior secured notes due 2011 to finance a portion of the purchase price of the acquisition of the Golden Nugget Group from MGM Mirage. All payments are fully, unconditionally and irrevocably guaranteed, jointly and severally, by all our current and future restricted subsidiaries on a senior secured basis. The senior notes and the guarantees are secured by a pledge of capital stock of our restricted subsidiaries and a security interest in substantially all of our and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under our credit facility. Interest on the notes is payable in June and December of each year.

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

Bank Credit Agreement

In January 2004, we entered into a $35.0 million senior secured credit facility consisting of a $20.0 million amortizing term loan and a $15.0 million revolver. The senior secured credit facility was later amended, expanding the revolver to $25.0 million. Under the credit facility, we are subject to various financial covenants, including among other things, limitations on the disposal of assets, mergers and acquisitions, liens or indebtedness, and transactions with affiliates. Our obligations under the credit facility are guaranteed, jointly and severally, by all our subsidiaries. Our obligations under the credit facility are also secured by a pledge of capital stock of our restricted subsidiaries and our interest in the Fremont Street Experience, as well as a first priority lien on substantially all of our and the guarantors’ current and future assets. Interest on the credit facility accrues at either the Libor Index plus a 4% margin, or the Base Rate, defined as the bank’s prime rate plus a 3% margin.

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

In connection with the September 27 acquisition by Landry’s, we amended the senior secured credit facility whereby the outstanding balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or base rate plus 0.75% and the commitment fee was reduced to 0.375% at March 31, 2006. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. As of March 31, 2006, the average interest rate on the credit facility was 6.7%, $2.5 million in letters of credit were outstanding with $28.5 million of available borrowing capacity.

Long-term debt is comprised of the following:

	March 31, 2006	December 31, 2005
$43.0 million senior secured credit facility, Libor + 2.0%, due January 2009	$12,001	$22,002
$155.0 million senior secured notes, 8 3/4% interest only, due 2011	158,911	159,081
Other long-term notes payable with various interest rates, principal and interest	272	272

Total debt	171,184	181,355
Less current portion	(131)	(132)

Long-term debt	$171,053	$181,223

5. FREMONT STREET EXPERIENCE

We indirectly own 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting whereby the carrying value of the investment is adjusted by our share of earnings, losses, capital contributions and distributions.

Activity relating to our investment in the Fremont Street Experience is as follows:

Investment balance - December 31, 2005	$5,424
Contributions	235
Equity in loss of joint venture	(230)

Investment balance - March 31, 2006	$5,429

The investment balance reflects the estimated fair value of our member’s equity in Fremont Street Experience at the acquisition date, including an additional $1.5 million contribution made by the Golden Nugget Group in 1995 on a voluntary basis, and used by the Fremont Street Experience to acquire additional fixed assets used in its operations.

The additional contribution of $1.5 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the Fremont Street Experience. The redeemable preferred member contribution is not allocated profit or loss distribution and must be repaid before any distributions are made on voting interests.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

Summarized financial information of the Fremont Street Experience is as follows:

	March 31, 2006	December 31, 2005
Current assets	$2,911	$2,379
Non-current assets	39,727	40,368

Total assets	$42,638	$42,747

Current liabilities	$1,269	$4,683
Non-current liabilities	35,461	32,148
Preferred member contribution	3,040	3,040
Members’ capital	2,868	2,876

Total liabilities and members’ capital	$42,638	$42,747

	Three months ended March 31, 2006	Three months ended March 31, 2005
Total revenues	$1,447	$2,130
Costs and expenses	(2,654)	(3,464)

Net loss	$(1,207)	$(1,334)

6. EMPLOYEE BENEFIT PLANS

Our employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. We recorded an expense of $2.2 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively, under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, the Company does not believe that unfunded amounts attributable to its casino operation are material.

We are self-insured up to certain limits for most health care benefits for our non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the accrued liabilities caption in the accompanying consolidated balance sheets.

We sponsor a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. We match, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. We recorded charges for matching contributions of approximately $0.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8. SUMMARIZED FINANCIAL INFORMATION

All payments with respect to the Company’s 8 3/4% senior secured Notes due 2011 are guaranteed, jointly and severally, by all of our subsidiaries. The notes are also collateralized by a pledge of capital stock of our subsidiaries and a security interest in substantially all of our and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

The following information represents the summarized financial information of the Company and the subsidiary guarantors on a consolidating basis as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,152	$—		$21,152
Accounts receivable, net	—	4,584	—		4,584
Inventories	—	3,129	—		3,129
Prepaid expenses and other	—	6,499	—		6,499

Total current assets	—	35,364	—		35,364
Property and equipment, net	—	326,737	—		326,737
Investment in subsidiaries	355,863	19,579	(375,442	)(a)	—
Investment in joint venture	—	5,429	—		5,429
Deposits and other assets, net	231	35,236	—		35,467

Total assets	$356,094	$422,345	$(375,442)		$402,997

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$—	$11,719	$—		$11,719
Accrued liabilities	4,507	31,734	—		36,241
Current portion of notes payable and other obligations	1	131	(1	)(b)	131
Amounts due to parent	7,766	—	—		7,766

Total current liabilities	12,274	43,584	(1)		55,857
Other long-term liabilities	—	3,178	—		3,178
Notes payable pushed down from parent company	170,911	171,053	(170,911	)(b)	171,053

Total liabilities	183,185	217,815	(170,912)		230,088
Commitments and contingencies
Stockholder’s equity	172,909	204,530	(204,530)		172,909

Total liabilities and stockholder’s equity	$356,094	$422,345	$(375,442)		$402,997

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$22,534	$—		$22,534
Accounts receivable, net	—	4,946	—		4,946
Inventories	—	3,260	—		3,260
Prepaid expenses and other	54	5,071	—		5,125

Total current assets	54	35,811	—		35,865
Property and equipment, net	—	321,744	—		321,744
Investment in subsidiaries	355,163	9,666	(364,829	)(a)	—
Investment in joint venture	—	5,424	—		5,424
Deposits and other assets, net	234	35,342	—		35,576

Total assets	$355,451	$407,987	$(364,829)		$398,609

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$13	$13,845	$—		$13,858
Accrued liabilities	1,723	27,545	—		29,268
Current portion of notes payable and other obligations	2	132	(2	)(b)	132
Amounts due to parent	6,193	—	—		6,193

Total current liabilities	7,931	41,522	(2)		49,451
Other long-term liabilities	—	1,496	—		1,496
Notes payable pushed down from parent company	181,081	181,223	(181,081	)(b)	181,223

Total liabilities	189,012	224,241	(181,083)		232,170
Commitments and contingencies
Stockholder’s equity	166,439	183,746	(183,746)		166,439

Total liabilities and stockholder’s equity	$355,451	$407,987	$(364,829)		$398,609

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$63,449	$—		$63,449

Cost and expenses
Casino-hotel operations	—	34,776	—		34,776
General and administrative	—	12,411	—		12,411
Depreciation and amortization	—	2,785	—		2,785

Total cost and expenses	—	49,972	—		49,972

Operating income	—	13,477	—		13,477

Other income (expense)
Equity in loss of joint venture	—	(230)	—		(230)
Equity in income (loss) of subsidiaries	10,615	—	(10,615	)(a)	—
Interest expense, net	(3,562)	15	—		(3,547)
Gain (loss) on disposal of fixed assets	—	—	—		—
Interest expense associated with pushed down indebtedness	—	(3,562)	3,562	(b)	—

Total other income (expense)	7,053	(3,777)	(7,053)		(3,777)

Income (loss) before income taxes	7,053	9,700	(7,053)		9,700
Provision for income taxes	583	3,230	(583	)(c)	3,230

Net income (loss)	$6,470	$6,470	$(6,470)		$6,470

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.
(c)	To eliminate taxes in consolidation.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$68,318	$—		$68,318

Cost and expenses
Casino-hotel operations	—	44,513	—		44,513
General and administrative	138	14,487	—		14,625
Depreciation and amortization	—	4,039	—		4,039

Total cost and expenses	138	63,039	—		63,177

Operating income	(138)	5,279	—		5,141

Other income (expense)
Equity in loss of joint venture	—	(150)	—		(150)
Equity in income (loss) of subsidiaries	5,614	—	(5,614	)(a)	—
Interest expense, net	(4,546)	(1)	—		(4,547)
Gain (loss) on disposal of fixed assets	—	486	—		486
Interest expense associated with pushed down indebtedness	—	(4,546)	4,546	(b)	—

Total other income (expense)	1,068	(4,211)	(1,068)		(4,211)

Income (loss) before income taxes	930	1,068	(1,068)		930
Provision for income taxes	—	—	—		—

Net income (loss)	$930	$1,068	$(1,068)		$930

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities	$(1,485)	$16,643	$—	$15,158
Cash flows from investing activities
Property and equipment additions	—	(7,693)	—	(7,693)
Contributions to joint venture	—	(235)	—	(235)

Net cash used in investing activities	—	(7,928)	—	(7,928)

Cash flows from financing activities
Borrowings under revolving credit facility and other debt	334	—	—	334
Repayments under revolving credit facility and other debt	(10,335)	—	—	(10,335)
Change in bank overdraft	—	(184)	—	(184)
Increase (decrease) in amounts due to affiliates and parent	11,486	(9,913)	—	1,573

Net cash provided by financing activities	1,485	(10,097)	—	(8,612)

Net increase in cash and cash equivalents	—	(1,382)	—	(1,382)
Cash and cash equivalents, beginning of period	—	22,534	—	22,534

Cash and cash equivalents, end of period	$—	$21,152	$—	$21,152

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$(3,688)	$6,524	$—	$2,836
Cash flows from investing activities
Property and equipment additions	—	(2,189)	—	(2,189)
Proceeds from sale of property and equipment	—	1,125	—	1,125
Contributions to joint venture	—	(235)	—	(235)

Net cash used in investing activities	—	(1,299)	—	(1,299)

Cash flows from financing activities
Payments on term loan	(700)	—	—	(700)
Borrowings under revolving credit facility and other debt	8,411	—	—	8,411
Repayments under revolving credit facility and other debt	(7,023)	—	—	(7,023)
Change in bank overdraft	—	(2,871)	—	(2,871)
Additional contributions of equity from PB Gaming	3,000	—	—	3,000

Net cash provided by financing activities	3,688	(2,871)	—	817

Net increase in cash and cash equivalents	—	2,354	—	2,354
Cash and cash equivalents, beginning of period	—	24,119	—	24,119

Cash and cash equivalents, end of period	$—	$26,473	$—	$26,473

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of March 31, 2006:

Property	Casino
	Slot Machines	Table Games	Space (sq. ft.)	Hotel Rooms
Golden Nugget - Las Vegas	1,234	52	38,000	1,907
Golden Nugget - Laughlin	961	14	32,000	300

	2,195	66	70,000	2,207

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

We also have an investment in the Fremont Street Experience Limited Liability Company, the entity which owns and operates the Fremont Street Experience (“FSE”). FSE is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget—Las Vegas is located.

Following the acquisition described below, we initiated an extensive renovation program which includes upgrading the porte cochere, race and sports book area, poker room, pool area, lobby and public areas. In addition, we have added a new VIP check-in area, Vic and Anthony’s Steakhouse, and are adding a Grotto Italian Restaurant. We anticipate completing the majority of the renovations in 2006.

The gaming industry is intensely competitive and affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of the individual casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number and location of competing casinos.

Recent Developments

Purchase of Golden Nugget, Inc.

On September 27, 2005, Landry’s completed the acquisition of the capital stock of Golden Nugget, Inc. (“Golden Nugget”), including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Based on this event, we have reported operating results and financial position for all periods presented from January 1, 2005 through September 26, 2005 as those of the Predecessor Company and for all periods from and after September 27, 2005 as those of the Successor Company. Each period has a different basis of accounting and as a result they are not comparable.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net revenues for the three months ended March 31, 2006 were $63.4 million, a decrease of $4.9 million, or 7.1% over the three months ended March 31, 2005. The decrease in net revenues was primarily attributable to decreases in casino revenues and food and beverage revenues offset by a decrease in promotional allowances as well as an increase in rooms revenues. These decreases in revenues were more than offset by the positive impact of reducing casino and general and administrative expenses as well as cost savings from lower interest rates on outstanding debt. Overall, net income increased to $6.5 million in the three months ended March 31, 2006 compared to $0.9 million in the three months ended March 31, 2005.

Revenues

Casino revenues during the three months ended March 31, 2006 totaled $41.3 million, a decrease of $4.0 million or 8.9% over the three months ended March 31, 2005. The decline is primarily the result of changes in table game limits and credit policy which reduced table games drop as well as a decline in slot play which reduced overall slot win in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Casino revenues were adversely impacted by the disruption resulting from the Golden Nugget – Las Vegas renovation.

Room revenues increased 7.3% in the three months ended March 31, 2006 to $15.9 million. This increase is primarily the result of higher average daily rates. Food and beverage revenues decreased $3.8 million or 25.5% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease is attributed to fewer available restaurants as a result of restaurant renovations and closures subsequent to the acquisition.

Promotional allowances provided to gaming patrons decreased $2.0 million to $7.6 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease in promotional allowances is primarily related to the decrease in casino revenues associated with the change in table game limits and credit policy as well as the decreased slot play quarter over quarter.

Operating Expenses

Casino operating expenses for the three months ended March 31, 2006 totaled $21.7 million compared to $27.7 million for the three months ended March 31, 2005. The decrease is primarily due to decreases in gaming taxes, payroll expenses, and casino marketing expenses.

General and administrative expenses for the three months ended March 31, 2006 were $12.4 million or 19.5% of net revenues, compared to $14.6 million or 21.4% of net revenues for the three months ended March 31, 2005. The decrease in general and administrative expenses is attributed to reductions in payroll expense.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and the credit facility and the equity in the loss of our joint venture investment in FSE. Interest expense decreased $1.0 million in the three months ended March 31, 2006 to $3.5 million compared to $4.5 million in three months ended March 31, 2005 as a result of lower average borrowings and a lower average interest rate from amending the credit facility. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. Golden Nugget – Las Vegas has a 17.65% interest in FSE, consistent throughout 2005 and 2006.

Income Taxes

The provision for income taxes for the three months ended March 31, 2006 was 33.3%. Prior to the acquisition by Landry’s, the Company and its subsidiaries were a qualifying sub chapter S corporation and as a result, the owners were taxed on the income of the Company at a personal level not at the corporate level.

Liquidity and Capital Resources

In connection with the acquisition, we entered into an amended loan and security agreement whereby the remaining balance of the existing term loan plus accrued interest was repaid; the existing revolving credit facility was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or the bank’s base rate plus 0.75% at March 31, 2006. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement.

At March 31, 2006, we had cash and cash equivalents of $21.2 million, approximately $12.0 million outstanding under our revolving credit facility, and $2.5 million drawn under letters of credit with remaining availability under the credit facility of approximately $28.5 million.

We anticipate capital expenditures associated with the Golden Nugget – Las Vegas renovation to approximate $85.0 million in 2006 with additional expenditures for an expansion in 2007. As of March 31, 2006, $5.2 million of capital expenditures have been spent in connection with that renovation in the current year.

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

Property and Equipment. At March 31, 2006, the Company had approximately $326.7 million of net property and equipment recorded on its balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Slot Club Liability. We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casinos. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance. We are self-insured to certain limits for costs associated with workers compensation, general liability, and employee medical claims. Estimated costs to settle unpaid claims and estimated incurred but not reported claims are included in Other Accrued Liabilities based on historical results and projected trends.

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

Changes in Internal Control over Financial Reporting

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

Golden Nugget, Inc., Registrant

/S/ TILMAN J. FERTITTA
Tilman J. Fertitta
Chairman of the Board of Directors, President and Chief Executive Officer for Registrant and Landry’s Restaurants, Inc. (Principal Executive Officer)

/S/ RICK H. LIEM
Rick H. Liem
Senior Vice President and Chief Financial Officer for Registrant and Landry’s Restaurants, Inc. (Principal Financial and Accounting Officer)

Dated: May 15, 2006