Form 10-Q
period 2006-06-30
GOLDEN NUGGET INC
filed 2006-08-14
CIK 1278868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Common Stock, no par value, 100 outstanding shares as of August 8, 2006.

GOLDEN NUGGET, INC.

GOLDEN NUGGET, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However in our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,461	$22,534
Accounts receivable, net	2,440	4,946
Inventories	3,502	3,260
Prepaid expenses and other	6,685	5,125

Total current assets	30,088	35,865

PROPERTY AND EQUIPMENT, net	325,678	321,744
INVESTMENT IN JOINT VENTURE	5,437	5,424
DEPOSITS AND OTHER ASSETS, net	35,277	35,576

Total assets	$396,480	$398,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,695	$13,858
Accrued liabilities	32,745	29,268
Current portion of notes payable and other obligations	135	132
Amounts due to affiliates	2,896	6,193

Total current liabilities	43,471	49,451
OTHER LONG-TERM LIABILITIES	3,436	1,496
NOTES PAYABLE, NET OF CURRENT PORTION	172,881	181,223

Total liabilities	219,788	232,170

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock (no par value, 10,000 shares authorized, 100 shares issued and outstanding)	$—	$—
Paid-in capital in excess of par value	163,000	163,000
Retained earnings	13,692	3,439

Total stockholder’s equity	176,692	166,439

Total liabilities and stockholder’s equity	$396,480	$398,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
REVENUES
Casino	$36,134	$39,549	$77,458	$84,887
Rooms	13,834	14,001	29,754	28,832
Food and beverage	9,490	14,070	20,572	28,950
Other	1,992	2,840	4,693	5,716

Gross revenues	61,450	70,460	132,477	148,385
Promotional allowances	(6,102)	(8,059)	(13,680)	(17,666)

Net revenues	55,348	62,401	118,797	130,719

COST AND EXPENSES
Casino	18,814	23,403	40,283	50,197
Rooms	4,885	5,971	9,465	11,301
Food and beverage	5,962	9,518	12,561	18,459
Other	1,618	2,214	3,512	4,722
General and administrative	11,534	13,348	24,179	28,913
Depreciation and amortization	2,914	4,857	5,699	8,896

Total cost and expense	45,727	59,311	95,699	122,488

Operating income	9,621	3,090	23,098	8,231

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(226)	(364)	(456)	(514)
Interest expense, net	(3,411)	(4,525)	(6,958)	(9,072)
Gain on disposal of fixed assets	—	7	—	493

Total other income (expense)	(3,637)	(4,882)	(7,414)	(9,093)

Income (loss) before income taxes	5,984	(1,792)	15,684	(862)
Provision for income taxes	2,201	—	5,431	—

NET INCOME (LOSS)	$3,783	$(1,792)	$10,253	$(862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2005	100	$—	$163,000	$3,439	$166,439

Net income	—	—	—	10,253	10,253

Balance, June 30, 2006	100	$—	$163,000	$13,692	$176,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company	Predecessor Company
	Six months ended June 30, 2006	Six months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,253	$(862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	5,699	8,896
Gain on sale of assets	—	(493)
Equity in loss of joint venture	456	514
Changes in operating assets and liabilities	3,139	1,417

Net cash provided by operating activities	19,547	9,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(9,463)	(3,734)
Proceeds from sale of property and equipment	—	1,146
Contributions to joint venture	(469)	(469)

Net cash used in investing activities	(9,932)	(3,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(1,400)
Borrowings under revolving credit facility and other debt	14,884	—
Repayments under revolving credit facility and other debt	(22,881)	(3,413)
Change in bank overdraft	(3,394)	(3,178)
Additional contributions of equity from principal stockholder	—	3,000
Increase (decrease) in amounts due to affiliates	(3,297)	(979)

Net cash provided by (used in) financing activities	(14,688)	(5,970)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,073)	445
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,534	24,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,461	$24,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,371	$8,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Golden Nugget, Inc. (Golden Nugget) is a Nevada corporation, which through two wholly owned subsidiaries, owns and operates the Golden Nugget hotel, casino, and entertainment resorts in downtown Las Vegas and Laughlin, Nevada. We are a wholly owned subsidiary of Landry’s Restaurants, Inc. (Landry’s or the Parent). Unless otherwise stated, all dollars are in thousands.

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s, completed the acquisition of the capital stock of Golden Nugget, including $27.5 million in cash, for $163.0 million in cash plus the assumption of $155.0 million of senior secured notes and $27.0 million of bank debt. (See Note 2 for further discussion.) Subsequent to the acquisition, on December 9, 2005, Golden Nugget, formerly Poster Financial Group, Inc., changed its name. A new basis of accounting resulting from the acquisition has been reflected in our Condensed Consolidated Financial Statements. The results of operations and cash flows have been segregated to present post-acquisition activity as the “Successor Company” and pre-acquisition activity as the “Predecessor Company” in the financial statements and accompanying footnotes.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Rooms	$2,518	$2,781	$5,759	$6,150
Food & Beverage	3,432	4,893	7,492	10,756
Other	152	385	429	760

	$6,102	$8,059	$13,680	$17,666

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Rooms	$1,522	$1,799	$3,475	$4,008
Food & Beverage	3,624	5,386	7,937	11,717
Other	182	633	654	1,270

	$5,328	$7,818	$12,066	$16,995

Segment Reporting

Golden Nugget owns and operates the Golden Nugget hotel, casino, and entertainment resorts which consist of two properties, one in Las Vegas and the other in Laughlin, Nevada. Both properties include gaming, hotel, dining, entertainment, retail and other related amenities. Management believes that these two properties meet all of the criteria for aggregating operating segments with similar economic characteristics, products and services, production processes, class of customers, distribution methods, and regulatory environment as defined in SFAS No. 131. As such the Golden Nugget is comprised of one reportable segment.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

As a result of the acquisition, we have recorded direct acquisition costs included in accrued liabilities for the estimated incremental costs to rationalize activities at the two locations and for estimated contract termination and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million of which $3.8 million have been paid as of June 30, 2006.

The following pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$62,401	$130,719
Net income	$829	$2,953

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Salaries and related benefits	$12,263	$11,829
Gaming related, excluding taxes	10,303	11,182
Taxes, other than income taxes	1,644	2,061
Interest payable and other	2,028	1,919
Income taxes payable, net	5,430	349
Merger costs	1,077	1,928

Total accrued liabilities	$32,745	$29,268

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

In connection with the September 27, 2005 acquisition by Landry’s, we amended the senior secured credit facility whereby the outstanding balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or base rate plus 0.75% and the commitment fee as of June 30, 2006. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. As of June 30, 2006, the average interest rate on the credit facility was 7.17%, $2.5 million in letters of credit were outstanding with $26.5 million of available borrowing capacity.

Long-term debt is comprised of the following:

	June 30, 2006	December 31, 2005
$43.0 million senior secured credit facility, Libor + 1.75%, due January 2009	$14,005	$22,002
$155.0 million senior secured notes, 8 3/4% interest only, due 2011	158,739	159,081
Other long-term notes payable with various interest rates, principal and interest	272	272

Total debt	173,016	181,355
Less current portion	(135)	(132)

Long-term debt	$172,881	$181,223

5. FREMONT STREET EXPERIENCE

We indirectly own 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting whereby the carrying value of the investment is adjusted by our share of earnings, losses, capital contributions and distributions.

Activity relating to our investment in the Fremont Street Experience is as follows:

Investment balance - December 31, 2005	$5,424
Contributions	469
Equity in loss of joint venture	(456)

Investment balance - June 30, 2006	$5,437

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The investment balance reflects the estimated fair value of our member’s equity in FSE at the acquisition date, including an additional $1.5 million contribution made by the Golden Nugget in 1995 on a voluntary basis, and used by the FSE to acquire additional fixed assets used in its operations.

The additional contribution of $1.5 million represents a non-voting interest which has been treated as a redeemable preferred member contribution of the FSE. The redeemable preferred member contribution is not allocated profit or loss distribution and must be repaid before any distributions are made on voting interests.

The allocation of purchase price based on the fair values of assets acquired and liabilities assumed, arising from the September 27, 2005 acquisition of the Golden Nugget by Landry’s, resulted in a difference of approximately $3.4 million between the carrying value of the company’s investment in FSE and its proportionate share of FSE’s net assets. This difference primarily relates to deferred grant revenue related to assets contributed to FSE which is being recognized as income by FSE over a thirty year period. We are amortizing this difference as a charge to equity in loss of joint venture over the remaining amortization period of the related deferred grant revenue.

Summarized financial information of the Fremont Street Experience is as follows:

	June 30, 2006	December 31, 2005
Current assets	$3,419	$2,379
Non-current assets	39,460	40,368

Total assets	$42,879	$42,747

Current liabilities	$479	$4,683
Non-current liabilities	31,479	32,148
Preferred member contribution	3,040	3,040
Members’ capital	7,881	2,876

Total liabilities and members’ capital	$42,879	$42,747

	Six months ended
	June 30, 2006	June 30, 2005
Total revenues	$2,926	$3,041
Costs and expenses	5,468	5,953

Net loss	$(2,542)	$(2,912)

6. EMPLOYEE BENEFIT PLANS

Our employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans we recorded an expense of $2.1 million and $4.3 million for the three and six months ended June 30, 2006, respectively, and $2.7 million and $5.1 million for the three and six months ended June 30, 2005, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine our share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operation are material.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

We are self-insured up to certain limits for most health care benefits for our non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the accrued liabilities caption in the accompanying consolidated balance sheets.

We sponsor a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. We match, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. We recorded charges for matching contributions of approximately $0.1 million and $0.3 million for the three months and six months ended June 30, 2006, respectively and $0.2 million and $0.4 million for the same periods in 2005, respectively.

7. COMMITMENTS AND CONTINGENCIES

General Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

8. TRANSACTIONS WITH AFFILIATES

We have entered into a management agreement with Landry’s whereby our parent provides resources, expertise and negotiating leverage, primarily in the areas of advertising, purchasing, event management and financing. Moreover, we routinely enter into certain transactions with affiliated companies of Landry’s. These transactions have been entered into between related parties and are not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to us than might have been obtained from unaffiliated third parties. Landry’s is currently funding several renovation projects which may be transferred, contributed, or leased to the Golden Nugget upon completion. As of June 30, 2006, the in progress construction projects total approximately $27 million.

9. SUMMARIZED FINANCIAL INFORMATION

All payments with respect to our 8 3/4% senior secured Notes due 2011 are guaranteed, jointly and severally, by all of our subsidiaries. The notes are also collateralized by a pledge of capital stock of our subsidiaries and a security interest in substantially all of our and the guarantors’ current and future assets. Such security interest is junior to the security interest granted to the lenders under the Senior Credit Facility.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries on a combined basis with eliminating entries:

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$17,461	$—		$17,461
Accounts receivable, net	—	2,440	—		2,440
Inventories	—	3,502	—		3,502
Prepaid expenses and other	—	6,685	—		6,685

Total current assets	—	30,088	—		30,088

Property and equipment, net	—	325,678	—		325,678
Investment in and advances to subsidiaries	355,915	27,724	(383,639	)(a)	—
Investment in joint venture	—	5,437	—		5,437
Deposits and other assets, net	227	35,050	—		35,277

Total assets	$356,142	$423,977	$(383,639)		$396,480

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$—	$7,695	$—		$7,695
Accrued liabilities	3,810	28,935	—		32,745
Current portion of notes payable and other obligations	5	135	(5	)(b)	135
Amounts due to parent	2,896	—	—		2,896

Total current liabilities	6,711	36,765	(5)		43,471
Other long-term liabilities	—	3,436	—		3,436
Notes payable including amount pushed down from parent company	172,739	172,881	(172,739	)(b)	172,881

Total liabilities	179,450	213,082	(172,744)		219,788

Commitments and contingencies
Stockholder’s equity	176,692	210,895	(210,895)		176,692

Total liabilities and stockholder’s equity	$356,142	$423,977	$(383,639)		$396,480

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$22,534	$—		$22,534
Accounts receivable, net	—	4,946	—		4,946
Inventories	—	3,260	—		3,260
Prepaid expenses and other	54	5,071	—		5,125

Total current assets	54	35,811	—		35,865

Property and equipment, net	—	321,744	—		321,744
Investment in and advances to subsidiaries	355,163	9,666	(364,829	)(a)	—
Investment in joint venture	—	5,424	—		5,424
Deposits and other assets, net	234	35,342	—		35,576

Total assets	$355,451	$407,987	$(364,829)		$398,609

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$13	$13,845	$—		$13,858
Accrued liabilities	1,723	27,545	—		29,268
Current portion of notes payable and other obligations	2	132	(2	)(b)	132
Amounts due to parent	6,193	—	—		6,193

Total current liabilities	7,931	41,522	(2)		49,451
Other long-term liabilities	—	1,496	—		1,496
Notes payable including amount pushed down from parent company	181,081	181,223	(181,081	)(b)	181,223

Total liabilities	189,012	224,241	(181,083)		232,170

Commitments and contingencies
Stockholder’s equity	166,439	183,746	(183,746)		166,439

Total liabilities and stockholder’s equity	$355,451	$407,987	$(364,829)		$398,609

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$55,348	$—		$55,348

Cost and expenses
Casino-hotel operations	—	31,279	—		31,279
General and administrative	—	11,534	—		11,534
Depreciation and amortization	—	2,914	—		2,914

Total cost and expenses	—	45,727			45,727

Operating income	—	9,621			9,621

Other income (expense)
Equity in loss of joint venture	—	(226)	—		(226)
Equity in income (loss) of subsidiaries	8,196	—	(8,196	)(a)	—
Interest expense, net	(3,399)	(12)	—		(3,411)
Interest expense associated with pushed down indebtedness	—	(3,399)	3,399	(b)	—

Total other income (expense)	4,797	(3,637)	(4,797)		(3,637)

Income (loss) before income taxes	4,797	5,984	(4,797)		5,984
Provision for income taxes	1,014	2,201	(1,014	)(c)	2,201

Net income (loss)	$3,783	$3,783	$(3,783)		$3,783

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.
(c)	To eliminate taxes in consolidation.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$62,401	$—		$62,401

Cost and expenses
Casino-hotel operations	—	41,106	—		41,106
General and administrative	375	12,973	—		13,348
Depreciation and amortization	—	4,857	—		4,857

Total cost and expenses	375	58,936	—		59,311

Operating income	(375)	3,465	—		3,090

Other income (expense)
Equity in loss of joint venture	—	(364)	—		(364)
Equity in income (loss) of subsidiaries	3,110	—	(3,110	)(a)
Interest expense, net	(4,527)	2	—		(4,525)
Gain (loss) on disposal of fixed assets	—	7	—		7
Interest expense associated with pushed down indebtedness	—	(4,527)	4,527	(b)	—

Total other income (expense)	(1,417)	(4,882)	1,417		(4,882)

Income (loss) before income taxes	(1,792)	(1,417)	1,417		(1,792)

Net income (loss)	$(1,792)	$(1,417)	$1,417		$(1,792)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended June 30, 2006

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$118,797	$—		$118,797

Cost and expenses
Casino-hotel operations	—	65,821	—		65,821
General and administrative	—	24,179	—		24,179
Depreciation and amortization	—	5,699	—		5,699

Total cost and expenses	—	95,699	—		95,699

Operating income	—	23,098	—		23,098

Other income (expense)
Equity in loss of joint venture	—	(456)	—		(456)
Equity in income (loss) of subsidiaries	18,811	—	(18,811	)(a)	—
Interest expense, net	(6,961)	3	—		(6,958)
Gain (loss) on disposal of fixed assets	—	—	—		—
Interest expense associated with pushed down indebtedness	—	(6,961)	6,961	(b)	—

Total other income (expense)	11,850	(7,414)	(11,850)		(7,414)

Income (loss) before income taxes	11,850	15,684	(11,850)		15,684

Provision for income taxes	1,597	5,431	(1,597	)(c)	5,431

Net income (loss)	$10,253	$10,253	$(10,253)		$10,253

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.
(c)	To eliminate taxes in consolidation.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended June 30, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$130,719	$—		$130,719

Cost and expenses
Casino-hotel operations	—	84,679	—		84,679
General and administrative	513	28,400	—		28,913
Depreciation and amortization	—	8,896	—		8,896

Total cost and expenses	513	121,975	—		122,488

Operating income	(513)	8,744	—		8,231

Other income (expense)
Equity in loss of joint venture	—	(514)	—		(514)
Equity in income (loss) of subsidiaries	8,724	—	(8,724	)(a)	—
Interest expense, net	(9,073)	1	—		(9,072)
Gain (loss) on disposal of fixed assets	—	493	—		493
Interest expense associated with pushed down indebtedness	—	(9,073)	9,073	(b)	—

Total other income (expense)	(349)	(9,093)	349		(9,093)

Income (loss) before income taxes	(862)	(349)	349		(862)

Net income (loss)	$(862)	$(349)	$349		$(862)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities	$(6,766)	$26,313	$—	$19,547

Cash flows from investing activities
Property and equipment additions	—	(9,463)	—	(9,463)
Contributions to joint venture	—	(469)	—	(469)

Net cash used in investing activities	—	(9,932)	—	(9,932)

Cash flows from financing activities
Borrowings under revolving credit facility and other debt	14,884	—	—	14,884
Repayments under revolving credit facility and other debt	(22,881)	—	—	(22,881)
Change in bank overdraft	—	(3,394)	—	(3,394)
Increase (decrease) in amounts due to affiliates and parent	14,763	(18,060)	—	(3.297)

Net cash provided by (used in) financing activities	6,766	(21,454)	—	(14,688)

Net decrease in cash and cash equivalents	—	(5,073)	—	(5,073)
Cash and cash equivalents, beginning of period	—	22,534	—	22,534

Cash and cash equivalents, end of period	$—	$17,461	$—	$17,461

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$2,792	$6,680	$—	$9,472

Cash flows from investing activities
Property and equipment additions	—	(3,734)	—	(3,734)
Proceeds from sale of property and equipment	—	1,146	—	1,146
Contributions to joint venture	—	(469)	—	(469)

Net cash used in investing activities	—	(3,057)	—	(3,057)

Cash flows from financing activities
Payments on senior secured notes payable	(1,400)	—	—	(1,400)
Net Borrowings under revolving credit facility	(3,413)	—	—	(3,413)
Change in bank overdraft	—	(3,178)	—	(3,178)
Increase (decrease) in amounts due to affiliates and parent	(979)	—	—	(979)
Additional contributions of equity from PB Gaming	3,000	—	—	3,000

Net cash provided by (used in) financing activities	(2,792)	(3,178)	—	(5,970)

Net increase in cash and cash equivalents	—	445	—	445
Cash and cash equivalents, beginning of period	—	24,119	—	24,119

Cash and cash equivalents, end of period	$—	$24,564	$—	$24,564

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of June 30, 2006:

	Casino
Property	Slot Machines	Table Games	Space (sq. ft.)	Hotel Rooms
Golden Nugget - Las Vegas	1,227	52	38,000	1,907
Golden Nugget - Laughlin	968	14	32,000	300

	2,195	66	70,000	2,207

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

Following the acquisition described below, we initiated an extensive renovation program which includes upgrading the porte cochere, race and sports book area, poker room, pool area, lobby, lounge, buffet, showroom and public areas. In addition, we have added a new VIP check-in area, Vic and Anthony’s Steakhouse, and are adding a Grotto Italian Restaurant. We anticipate completing the majority of the renovations in 2006.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net revenues for the three months ended June 30, 2006 were $55.3 million, a decrease of $7.1 million, or 11.3% over the three months ended June 30, 2005. The decrease in net revenues was primarily attributable to decreases in casino revenues and food and beverage revenues offset by a decrease in promotional allowances. These decreases in revenues were more than offset by the positive impact of reducing casino, food and beverage, and general and administrative expenses as well as cost savings from lower interest rates on outstanding debt. Overall, net income increased to $3.8 million in the three months ended June 30, 2006 compared to a loss of $1.8 million in the three months ended June 30, 2005.

Revenues

Casino revenues during the three months ended June 30, 2006 totaled $36.1 million, a decrease of $3.4 million or 8.6% over the three months ended June 30, 2005. The decline is primarily the result of changes in table game limits and credit policy which reduced table games drop as well as a decline in slot play which reduced overall slot win in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Casino revenues were adversely impacted by the disruption resulting from the renovation.

Room revenues decreased 1.2% in the three months ended June 30, 2006 to $13.8 million. This decrease is primarily the result of reduced hotel occupancy due to the disruption arising from the renovation. This decrease was offset by an increase in the average daily rate. Food and beverage revenues decreased $4.6 million or 32.6% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease is attributed to fewer available restaurants as a result of restaurant renovations and closures subsequent to the acquisition.

Promotional allowances provided to gaming patrons decreased $2.0 million to $6.1 million in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease in promotional allowances is primarily related to the decrease in casino revenues associated with the change in table game limits and credit policy as well as the decreased slot play quarter over quarter.

Operating Expenses

Casino operating expenses for the three months ended June 30, 2006 totaled $18.8 million compared to $23.4 million for the three months ended June 30, 2005. The decrease is primarily due to decreases in gaming taxes, payroll expenses, and casino marketing expenses.

Food and beverage expenses for the three months ended June 30, 2006 were $6.0 million compared to $9.5 million for the three months ended June 30, 2005. The decrease is due to lower costs and payroll as a result of closing certain restaurant operations.

General and administrative expenses for the three months ended June 30, 2006 were $11.5 million or 20.8% of net revenues, compared to $13.3 million or 21.4% of net revenues for the three months ended June 30, 2005. The decrease in general and administrative expenses is attributed to reductions in payroll expense.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and the credit facility and the equity in the loss of our joint venture investment in FSE. Interest expense decreased $1.1 million in the three months ended June 30, 2006 to $3.4 million compared to $4.5 million in three months ended June 30, 2005 as a result of lower average borrowings and a lower average interest rate from amending the credit facility. FSE is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. Golden Nugget – Las Vegas has a 17.65% interest in FSE, consistent throughout 2005 and 2006.

Income Taxes

The provision for income taxes for the three months ended June 30, 2006 was $2.2 million or 36.8%. Prior to the acquisition by Landry’s, Golden Nugget and its subsidiaries were a qualifying sub chapter S corporation and as a result, the owners were taxed on income at a personal level not at the corporate level.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenues for the six months ended June 30, 2006 were $118.8 million, a decrease of $12 million, or 9.1% over the six months ended June 30, 2005. The decrease in net revenues was primarily attributable to decreases in casino revenues and food and beverage revenues offset by a decrease in promotional allowances as well as an increase in rooms revenue.

Overall, net income increased to $10.3 million in the six months ended June 30, 2006 compared to a loss of $0.9 million in the six months ended June 30, 2005.

Revenues

Casino revenues during the six months ended June 30, 2006 totaled $77.5 million, a decrease of $7.4 million or 8.75% over the six months ended June 30, 2005. The decline is primarily the result of changes in table game limits and credit policy which reduced table games drop as well as a decline in slot play which reduced overall slot win in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Casino revenues were adversely impacted by the disruption resulting from the Golden Nugget – Las Vegas renovation.

Room revenues increased 3.2% in the six months ended June 30, 2006 to $29.8 million. This increase is primarily the result of higher average daily rates. Food and beverage revenues decreased $8.4 million or 28.9% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease is attributed to fewer available restaurants as a result of restaurant renovations and closures subsequent to the acquisition.

Promotional allowances provided to gaming patrons decreased $4.0 million to $13.7 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These allowances are classified as a reduction of gross revenues in the consolidated financial statements. The decrease in promotional allowances is primarily related to the decrease in casino revenues associated with the change in table game limits and credit policy as well as the decreased slot play.

Operating Expenses

Casino operating expenses for the six months ended June 30, 2006 totaled $40.3 million compared to $50.2 million for the six months ended June 30, 2005. The decrease is primarily due to decreases in gaming taxes, payroll expenses, and casino marketing expenses.

Food and Beverage expense decreased $5.9 million for the six months ended June 30, 2006. The decrease is attributable to lower costs and payroll as a result of closing certain restaurant operations.

General and administrative expenses for the six months ended June 30, 2006 were $24.2 million or 20.4% of net revenues, compared to $28.9 million or 22.1% of net revenues for the six months ended June 30, 2005. The decrease in general and administrative expenses is attributed to reductions in payroll expense.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and the credit facility and the equity in the loss of our joint venture investment in FSE. Interest expense decreased $2.1 million in the six months ended June 30, 2006 to $7.0 million compared to $9.1 million in six months ended June 30, 2005 as a result of lower average borrowings and a lower average interest rate from amending the credit facility. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. Golden Nugget – Las Vegas has a 17.65% interest in FSE, consistent throughout 2005 and 2006.

Income Taxes

The provision for income taxes for the six months ended June 30, 2006 was $5.4 million or 34.6%. Prior to the acquisition by Landry’s, the Company and its subsidiaries were a qualifying sub chapter S corporation and as a result, the owners were taxed on the income of the Company at a personal level not at the corporate level.

Liquidity and Capital Resources

In connection with the acquisition, we entered into an amended loan and security agreement whereby the remaining balance of the existing term loan plus accrued interest was repaid; the existing revolving credit facility was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or the bank’s base rate plus 0.75% as of June 30, 2006. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement.

At June 30, 2006, we had cash and cash equivalents of $17.5 million, approximately $14.0 million outstanding under our revolving credit facility, and $2.5 million drawn under letters of credit with remaining availability under the credit facility of approximately $26.5 million.

We anticipate capital expenditures associated with the Golden Nugget – Las Vegas renovation to approximate $85.0 million in 2006 with additional expenditures for an expansion in 2007. As of June 30, 2006, we have spent $9.5 million of capital expenditures in connection with the renovation in the current year. Our Parent has expended approximately $27.0 million for in progress construction related to the renovation which may be transferred, contributed or leased to us upon completion.

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

We believe our Parent has capacity under its credit agreements to fund a significant portion of the anticipated expenditures and that we will be able to access additional sources of capital for any remaining funding requirements; however, there can be no assurances such funds will be available, and if so, on terms acceptable to us.

Critical Accounting Policies

Revenue Recognition. Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenues are recognized at the time the related service is performed.

Property and Equipment. At June 30, 2006, the Company had approximately $325.7 million of net property and equipment recorded on its balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Dated: August 14, 2006