Form 10-Q
period 2006-09-30
GOLDEN NUGGET INC
filed 2006-11-14
CIK 1278868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common Stock, no par value, 100 outstanding shares as of November 6, 2006.

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,045	$22,534
Accounts receivable, net	3,862	4,946
Inventories	3,814	3,260
Prepaid expenses and other	6,660	5,125

Total current assets	34,381	35,865

PROPERTY AND EQUIPMENT, net	339,490	321,744
INVESTMENT IN JOINT VENTURE	5,384	5,424
DEPOSITS AND OTHER ASSETS, net	35,350	35,576

Total assets	$414,605	$398,609

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,316	$13,858
Accrued liabilities	40,450	29,268
Current portion of notes payable and other obligations	142	132
Amounts due affiliates	10,550	6,193

Total current liabilities	58,458	49,451
OTHER LONG-TERM LIABILITIES	4,031	1,496
NOTES PAYABLE, NET OF CURRENT PORTION	174,565	181,223

Total liabilities	237,054	232,170

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock (no par value, 10,000 shares authorized, 100 shares issued and outstanding)	—	—
Paid-in capital in excess of par value	163,000	163,000
Retained earnings (deficit)	14,551	3,439

Total stockholder’s equity	177,551	166,439

Total liabilities and stockholder’s equity	$414,605	$398,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	September 27 - September 30, 2005	July 1 - September 26, 2005	January 1 - September 26, 2005
REVENUES
Casino	$33,771	$111,229	$1,825	$36,618	$121,505
Rooms	13,013	42,767	601	12,307	41,139
Food and beverage	9,013	29,585	597	12,809	41,759
Other	2,424	7,117	95	2,474	8,190

Gross revenues	58,221	190,698	3,118	64,208	212,593
Promotional allowances	(6,780)	(20,460)	(411)	(8,146)	(25,812)

Net revenues	51,441	170,238	2,707	56,062	186,781

COST AND EXPENSES

Casino	19,422	59,705	1,057	22,392	72,589
Rooms	4,611	14,076	235	5,465	16,766
Food and beverage	5,513	18,074	352	8,571	27,030
Other	1,716	5,228	92	2,141	6,863
General and administrative	12,160	36,339	471	14,061	42,974
Depreciation and amortization	3,014	8,713	202	4,076	12,972

Total cost and expense	46,436	142,135	2,409	56,706	179,194

Operating income (loss)	5,005	28,103	298	(644)	7,587

OTHER INCOME (EXPENSE):
Equity in loss of joint venture	(287)	(744)	(14)	(312)	(826)
Interest expense, net	(3,502)	(10,459)	(169)	(4,207)	(13,279)
Gain (loss) on disposal of fixed assets	(6)	(6)	—	11	504

Total other income (expense)	(3,795)	(11,209)	(183)	(4,508)	(13,601)

Income (loss) before income taxes	1,210	16,894	115	(5,152)	(6,014)
Provision for income taxes	351	5,782	37	—	—

NET INCOME (LOSS)	$859	$11,112	$78	$(5,152)	$(6,014)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total

	Shares	Amount
Balance, December 31, 2006	100	$—	$163,000	$3,439	$166,439
Net income	—	—	—	11,112	11,112

Balance, September 30, 2006	100	$—	$163,000	$14,551	$177,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2006	September 27, 2005 - September 30, 2005	January 1, 2005- September 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,112	$78	$(6,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	8,713	202	12,972
(Gain) loss on sale of assets	6	—	(504)
Equity in loss of joint venture	744	14	826
Changes in operating assets and liabilities	5,625	(2,376)	8,814

Net cash provided by (used in) operating activities	26,200	(2,082)	16,094

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions	(16,615)	(3)	(6,009)
Proceeds from sale of property and equipment	16	—	1,157
Contributions to joint venture	(704)	—	(704)

Net cash used in investing activities	(17,303)	(3)	(5,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(16,500)	(2,100)
Borrowings under revolving credit facility and other debt	33,854	16,500	(7,065)
Repayments under revolving credit facility and other debt	(39,986)	—	—
Distributions of equity to principal stockholder	—	—	(979)
Contributions of equity from principal stockholders	—	—	3,000
Increase (decrease) in amounts due to affiliates	(5,254)	—	—

Net cash provided by (used in) financing activities	(11,386)	—	(7,144)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,489)	(2,085)	3,394
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,534	27,513	24,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,045	$25,428	$27,513

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

Basis of Presentation

The consolidated financial statements included herein have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for interim periods, have been made. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Form 10-K, filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the presentation in the current year.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customer’s possession (“outstanding chip liability”). Casino revenues are recognized net of certain sales incentives, which are recorded as a reduction of revenue. In addition, accruals for the cost of cash-back points in point-loyalty programs, such as points earned in slot players clubs, are recorded as a reduction of revenue.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	September 27 - September 30, 2005	July 1 - September 26, 2005	January 1 - September 26, 2005
Rooms	$2,909	$8,669	$164	$2,857	$9,007
Food & Beverage	3,680	11,172	236	4,909	15,665
Other	191	619	11	380	1,140

	$6,780	$20,460	$411	$8,146	$25,812

The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	September 27 - September 30, 2005	July 1 - September 26, 2005	January 1 - September 26, 2005
Rooms	$1,748	$5,223	$106	$1,848	$5,856
Food & Beverage	3,863	11,800	260	5,404	17,121
Other	220	874	16	628	1,898

	$5,831	$17,897	$382	$7,880	$24,875

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

In September 2006, the FASB issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice of quantifying and assessing materiality of financial statement errors. It is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to the opening balance of retained earnings for errors that were not previously deemed material. We are currently evaluating the impact of adoption on our financial statements

In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of adoption on our financial statements.

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

Supplemental Cash Flow Information

Cash paid for interest expense was $7.7 million and $9.0 million for the nine months ended September 30, 2006 and the period from January 1, 2005 to September 26, 2005, respectively. No cash was paid for income taxes for the nine months ended
September 30, 2006, while $1.0 million was paid for the period from January 1, 2005 to September 26, 2005.

Non-cash investing and financing activities include $9.6 million in capital expenditures funded by an increase in amounts due to Landry’s.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2. CHANGE OF CONTROL

On September 27, 2005, Landry’s completed the acquisition of the capital stock of the Golden Nugget, including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. The following summarizes the allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed. These fair values were determined using appraised values and management’s estimates from available information as well as preliminary plans for future operations.

Estimated fair value of assets acquired	$403,144
Liabilities assumed or created	(240,144)

Allocated purchase price	163,000
Less: Cash acquired and debt assumed	(27,513)

Net cash paid	$135,487

As a result of the acquisition, we have recorded direct acquisition costs included in accrued liabilities for the estimated incremental costs to rationalize activities at the two locations and for estimated contract termination and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million of which $3.8 million have been paid as of September 30, 2006.

The following pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Predecessor
	July 1, 2005 - September 26, 2005	January 1, 2005 - September 26, 2005
Revenue	$56,062	$186,781
Net income (loss)	$(2,068)	$82

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2006	December 31, 2005
Salaries and related benefits	$13,060	$11,829
Gaming related, excluding taxes	12,133	11,182
Taxes, other than income taxes	1,904	2,061
Interest payable and other	6,552	1,919
Income taxes payable, net	5,753	349
Merger costs	1,048	1,928

Total accrued liabilities	$40,450	$29,268

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

Bank Credit Agreement

In January 2004, we entered into a $35.0 million senior secured credit facility consisting of a $20.0 million amortizing term loan and a $15.0 million revolver. The senior secured credit facility was later amended, expanding the revolver to $25.0 million. Under the credit facility, we are subject to various financial covenants, including among other things, limitations on the disposal of assets, mergers and acquisitions, liens or indebtedness, and transactions with affiliates. Our obligations under the credit facility are guaranteed, jointly and severally, by all our subsidiaries. Our obligations under the credit facility are also secured by a pledge of capital stock of our restricted subsidiaries and our interest in FSE, as well as a first priority lien on substantially all of our and the guarantors’ current and future assets.

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

In connection with the September 27, 2005 acquisition by Landry’s, we amended the senior secured credit facility whereby the outstanding balance of the term loan plus accrued interest was repaid; the revolver was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or base rate plus 0.75% as of June 30, 2006, plus a commitment fee. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. As of September 30, 2006, the average interest rate on the credit facility was 7.17%, $2.5 million in letters of credit were outstanding with $24.5 million of available borrowing capacity.

Long-term debt is comprised of the following:

	September 30, 2006	December 31, 2005
$43.0 million senior secured credit facility, Libor + 1.75%, due January 2009	$16,000	$22,002
$155.0 million senior secured note, 8 3/4% interest only, due 2011	158,565	159,081
Other long-term notes payable with various interest rates, principal and interest	142	272

Total debt	174,707	181,355
Less current portion	(142)	(132)

Long-term debt	$174,565	$181,223

5. FREMONT STREET EXPERIENCE

We indirectly own 17.65% of the voting units and 50.0% of the non-voting units of the Fremont Street Experience. This investment is accounted for under the equity method of accounting whereby the carrying value of the investment is adjusted by our share of earnings, losses, capital contributions and distributions.

Activity relating to our investment in the Fremont Street Experience is as follows:

Investment balance - December 31, 2005	$5,424
Contributions	704
Equity in loss of joint venture	(744)

Investment balance - September 30, 2006	$5,384

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

The allocation of purchase price based on the fair values of assets acquired and liabilities assumed, arising from the September 27, 2005 acquisition of the Golden Nugget by Landry’s, resulted in a difference of approximately $3.4 million between the carrying value of the company’s investment in FSE and its proportionate share of FSE’s net assets. This difference primarily relates to deferred grant revenue, associated with assets contributed to FSE, which is being recognized as income by FSE over a thirty year period. We are amortizing this difference as a charge to equity in loss of joint venture over the remaining amortization period of the related deferred grant revenue.

Summarized financial information of FSE is as follows:

	September 30, 2006	December 31, 2005
Current assets	$12,000	$2,379
Non-current assets	38,560	40,368

Total assets	$50,560	$42,747

Current liabilities	$403	$4,683
Non-current liabilities	43,757	32,148
Preferred member contribution	3,040	3,040
Members’ capital	3,360	2,876

Total liabilities and members’ capital	$50,560	$42,747

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Total revenues	$4,694	$4,539
Costs and expenses	8,044	9,300

Net loss	$(3,350)	$(4,761)

6. EMPLOYEE BENEFIT PLANS

Our employees, who are members of various unions, are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans we recorded an expense of $2.9 million and $7.2 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million for the period from September 27, 2005 through September 30, 2005, $7.8 million for the period from January 1, 2005 through September 26, 2005. The plans’ sponsors have not provided sufficient information to permit us to determine our share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operation are material.

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

We sponsor a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan is available to certain employees with at least three months of service. The plan allows eligible employees to defer, within prescribed limits, up to 20 percent of their income on a pre-tax basis through contributions to the plan. We match, within prescribed limits, a portion of eligible employees’ contributions up to a maximum of 2 percent of an employees’ eligible compensation. We recorded charges for matching contributions of approximately $0.2 million and $0.4 million for the three months and nine months ended September 30, 2006, respectively, and approximately $7,000 for the period from September 27, 2005 through September 30, 2005, $551,000 for the period from January 1, 2005 through September 26, 2005.

7. COMMITMENTS AND CONTINGENCIES

General Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

8. TRANSACTIONS WITH AFFILIATES

We have entered into a management agreement with Landry’s whereby our parent provides resources, expertise and negotiating leverage, primarily in the areas of advertising, purchasing, event management and financing. We have also entered into certain lease agreements with Landry’s wherein they operate restaurants in our casino properties and we receive rental payments based on the restaurant performance. Moreover, we routinely enter into certain transactions with affiliated companies of Landry’s. These transactions have been entered into between related parties and are not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to us than might have been obtained from unaffiliated third parties. Landry’s is currently funding several renovation projects which may be transferred, contributed, or leased to the Golden Nugget upon completion. As of September 30, 2006, the in progress construction projects total approximately $43.6 million.

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

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$20,045	$—		$20,045
Accounts receivable, net	—	3,862	—		3,862
Inventories	—	3,814	—		3,814
Prepaid expenses and other	—	6,660	—		6,660

Total current assets	—	34,381	—		34,381

Property and equipment, net	—	339,490	—		339,490
Investment in and advances to subsidiaries	369,600	18,540	(388,140	)(a)	—
Investment in joint venture	—	5,384	—		5,384
Deposits and other assets, net	456	34,894	—		35,350

Total assets	$370,056	$432,689	$(388,140)		$414,605

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$—	$7,316	$—		$7,316
Accrued liabilities	7,390	33,060	—		40,450
Current portion of notes payable and other obligations	—	142	—		142
Amounts due to parent	10,550	—	—		10,550

Total current liabilities	17,940	40,518	—		58,458
Other long-term liabilities	—	4,031	—		4,031
Notes payable including amounts pushed down from parent company	174,565	174,565	(174,565	)(b)	174,565

Total liabilities	192,505	219,114	(174,565)		237,054

Contingencies and Commitments
Stockholder’s equity	177,551	213,575	(213,575)		177,551

Total liabilities and stockholder’s equity	$370,056	$432,689	$(388,140)		$414,605

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Assets
Current Assets
Cash and cash equivalents	$—	$22,534	$—		$22,534
Accounts receivable, net	—	4,946	—		4,946
Inventories	—	3,260	—		3,260
Prepaid expenses and other	54	5,071	—		5,125

Total current assets	54	35,811	—		35,865

Property and equipment, net	—	321,744	—		321,744
Investment in and advances to subsidiaries	355,163	9,666	(364,829	)(a)	—
Investment in joint venture	—	5,424	—		5,424
Deposits and other assets, net	234	35,342	—		35,576

Total assets	$355,451	$407,987	$(364,829)		$398,609

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$13	$13,845	$—		$13,858
Accrued liabilities	1,723	27,545	—		29,268
Current portion of notes payable and other obligations	2	132	(2	) (b)	132
Amounts due to parent	6,193	—	—		6,193

Total current liabilities	7,931	41,522	(2)		49,451
Other long-term liabilities	—	1,496	—		1,496
Notes payable including amounts pushed down from parent company	181,081	181,223	(181,081	)(b)	181,223

Total liabilities	189,012	224,241	(181,083)		232,170

Contingencies and Commitments
Stockholder’s equity	166,439	183,746	(183,746)		166,439

Total liabilities and stockholder’s equity	$355,451	$407,987	$(364,829)		$398,609

(a)	To eliminate investment in subsidiaries in consolidation.
(b)	To eliminate notes payable pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$51,441	$—		$51,441

Cost and expenses
Casino-hotel operations	—	31,262	—		31,262
General and administrative	—	12,160	—		12,160
Depreciation and amortization	—	3,014	—		3,014

Total cost and expenses	—	46,436	—		46,436

Operating income	—	5,005	—		5,005

Other income (expense)
Equity in loss of joint venture	—	(287)	—		(287)
Equity in income (loss) of subsidiaries	6,328	—	(6,328	)(a)	-
Interest expense, net	(3,399)	(103)	—		(3,502)
Gain (loss) on disposal of fixed assets	—	(6)	—		(6)
Interest expense associated with pushed down indebtedness	—	(3,399)	3,399	(b)	—

Total other income (expense)	2,929	(3,795)	(2,929)		(3,795)

Income (loss) before income taxes	2,929	1,210	(2,929)		1,210
Provision for income taxes	2,070	351	(2,070	)(c)	351

Net income (loss)	$859	$859	$(859)		$859

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.
(c)	To eliminate taxes in consolidation.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2006

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$170,238	$—		$170,238

Cost and expenses
Casino-hotel operations	—	97,083	—		97,083
General and administrative	—	36,339	—		36,339
Depreciation and amortization	—	8,713	—		8,713

Total cost and expenses	—	142,135	—		142,135

Operating income	—	28,103	—		28,103

Other income (expense)
Equity in loss of joint venture	—	(744)	—		(744)
Equity in income (loss) of subsidiaries	25,219	—	(25,219	)(a)	—
Interest expense, net	(10,440)	(19)	—		(10,459)
Gain (loss) on disposal of fixed assets	—	(6)	—		(6)
Interest expense associated with pushed down indebtedness	—	(10,440)	10,440	(b)	—

Total other income (expense)	14,779	(11,209)	(14,779)		(11,209)

Income (loss) before income taxes	14,779	16,894	(14,779)		16,894
Provision for income taxes	3,667	5,782	(3,667	)(c)	5,782

Net income (loss)	$11,112	$11,112	$(11,112)		$11,112

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.
(c)	To eliminate taxes in consolidation.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from September 27, 2005 through September 30, 2005

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$2,707	$—		$2,707

Cost and expenses
Casino-hotel operations	—	1,736	—		1,736
General and administrative	—	471	—		471
Depreciation and amortization	—	202	—		202

Total cost and expenses	—	2,409	—		2,409

Operating income	—	298	—		298

Other income (expense)
Equity in loss of joint venture	—	(14)	—		(14)
Equity in income (loss) of subsidiaries	194	—	(194	)(a)	—
Interest expense, net	(169)	—	—		(169)
Interest expense associated with pushed down indebtedness	—	(169)	169	(b)	—

Total other income (expense)	25	(183)	(25)		(183)

Income (loss) before income taxes	25	115	(25)		115
Provision for income taxes	(53)	90	—		37

Net income (loss)	$78	$25	$(25)		$78

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from January 1, 2005 through September 26, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$186,781	$—		$186,781

Cost and expenses
Casino-hotel operations	—	123,248	—		123,248
General and administrative	925	42,049	—		42,974
Depreciation and amortization	—	12,972	—		12,972

Total cost and expenses	925	178,269	—		179,194

Operating income	(925)	8,512	—		7,587

Other income (expense)
Equity in loss of joint venture	—	(826)	—		(826)
Equity in income (loss) of subsidiaries	8,190	—	(8,190	)(a)	—
Interest expense, net	(13,279)	—	—		(13,279)
Gain (loss) on disposal of Fixed Assets	—	504	—		504
Interest expense associated with pushed down indebtedness	—	(13,279)	13,279	(b)	—

Total other income (expense)	(5,089)	(13,601)	5,089		(13,601)

Income (loss) before income taxes	(6,014)	(5,089)	5,089		(6,014)
Provision for income taxes	—	—	—		—

Net income (loss)	$(6,014)	$(5,089)	$5,089		$(6,014)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the period from July 1, 2005 through September 26, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries		Total
Net revenues	$—	$56,062	$—		$56,062

Cost and expenses
Casino-hotel operations	—	38,569	—		38,569
General and administrative	412	13,649	—		14,061
Depreciation and amortization	—	4,076	—		4,076

Total cost and expenses	412	56,294	—		56,706

Operating income	(412)	(232)	—		(644)

Other income (expense)
Equity in loss of joint venture	—	(312)	—		(312)
Equity in income (loss) of subsidiaries	(534)	—	534	(a)	—
Interest expense, net	(4,206)	(1)	—		(4,207)
Gain (loss) on a disposal of fixed assets	—	11	—		11
Interest expense associated with pushed down indebtedness	—	(4,206)	4,206	(b)	—

Total other income (expense)	(4,740)	(4,508)	4,740		(4,508)

Income (loss) before income taxes	(5,152)	(4,740)	4,740		(5,152)
Provision for income taxes	—	—	—		—

Net income (loss)	$(5,152)	$(4,740)	$4,740		$(5,152)

(a)	To eliminate equity in the income of subsidiaries in consolidation.
(b)	To eliminate interest expense on the notes and term loan pushed down to the guarantor subsidiaries.

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$11,386	$14,814	$—	$26,200
Cash flows from investing activities
Property and equipment additions	—	(16,615)	—	(16,615)
Proceeds from sale of property and equipment	—	16	—	16
Contributions to joint venture	—	(704)	—	(704)

Net cash used in investing activities	—	(17,303)	—	(17,303)

Cash flows from financing activities
Payments on term loan	—	—	—	—
Net borrowings (repayments) under revolving credit facility	(6,132)	—	—	(6,132)
Increase (decrease) in amounts due to affiliates	(5,254)	—	—	(5,254)

Net cash provided by financing activities	(11,386)	—	—	(11,386)

Net increase in cash and cash equivalents	—	(2,489)	—	(2,489)
Cash and cash equivalents, beginning of period	—	22,534	—	22,534

Cash and cash equivalents, end of period	$—	$20,045	$—	$20,045

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2005 through September 26, 2005

	Predecessor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$7,144	$8,950	$—	$16,094
Cash flows from investing activities
Acquisition of property and equipment	—	(6,009)	—	(6,009)
Proceeds from the sale of equipment	—	1,157	—	1,157
Contributions to joint venture	—	(704)	—	(704)

Net cash used in investing activities	—	(5,556)	—	(5,556)

Cash flows from financing activities
Payments on term loan	(2,100)	—	—	(2,100)
Net borrowings (repayments) under revolving credit facility	(7,065)	—	—	(7,065)
Additional contribution of equity from parent	3,000	—	—	3,000
Distributions to Parent	(979)	—	—	(979)

Net cash provided by financing activities	(7,144)	—	—	(7,144)

Net increase in cash and cash equivalents	—	3,394	—	3,394
Cash and cash equivalents, beginning of period	—	24,119	—	24,119

Cash and cash equivalents, end of period	$—	$27,513	$—	$27,513

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from September 27, 2005 through September 30, 2005

	Successor Company
	Golden Nugget, Inc.	Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash flows from operating activities	$—	$(2,082)	$—	$(2,082)
Cash flows from investing activities
Acquisition of property and equipment	—	(3)	—	(3)

Net cash used in investing activities	—	(3)	—	(3)

Cash flows from financing activities
Payments on term loan	(16,500)	—	—	(16,500)
Net borrowings (repayments) under revolving credit facility	16,500	—	—	16,500

Net cash provided by financing activities	—	—	—	—

Net increase in cash and cash equivalents	—	(2,085)	—	(2,085)
Cash and cash equivalents, beginning of period	—	27,513	—	27,513

Cash and cash equivalents, end of period	$—	$25,428	$—	$25,428

GOLDEN NUGGET, INC.

(A WHOLLY OWNED SUBSIDIARY OF LANDRY’S RESTAURANTS, INC.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We own and operate the Golden Nugget—Las Vegas and the Golden Nugget—Laughlin hotel casinos. The following table sets forth information about each of the Golden Nugget properties as of September 30, 2006:

	Casino
Property	Slot Machines	Table Games	Space (sq. ft.)	Hotel Rooms
Golden Nugget - Las Vegas	1,001	50	38,000	1,907
Golden Nugget - Laughlin	970	14	32,000	300

	1,971	64	70,000	2,207

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

We also have an investment in the Fremont Street Experience, LLC, the entity which owns and operates the Fremont Street Experience (“FSE”). FSE is a unique entertainment attraction located in the center of downtown Las Vegas on Fremont Street, where the Golden Nugget—Las Vegas is located.

Following the acquisition described below, we initiated an extensive renovation program which includes upgrading the porte cochere, race and sports book area, poker room, pool area, lobby, lounge, buffet, showroom and public areas. In addition, we have added a new VIP check-in area, Vic and Anthony’s Steakhouse, and Grotto Italian Restaurant. We anticipate completing the majority of the renovations in 2006.

The gaming industry is intensely competitive and affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of the individual casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number and location of competing casinos.

Recent Developments

Purchase of Golden Nugget, Inc.

On September 27, 2005, Landry’s completed the acquisition of the capital stock of Golden Nugget, Inc. (“Golden Nugget”), including $27.5 million in cash, for $163.0 million plus the assumption of $155.0 million of senior secured notes due 2011 and $27.0 million in bank debt. Based on this event, we have reported operating results and financial position for all periods presented from January 1, 2005 through September 26, 2005 as those of the Predecessor Company and for all periods from and after September 27, 2005 as those of the Successor Company. Each period has a different basis of accounting and as a result they are not comparable. For purposes of presenting a comparison of our 2006 results to prior periods, we have presented our 2005 results as the mathematical addition of the Predecessor Company and Successor Company periods. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period to period basis, and may not reflect the actual results we would have achieved.

Seasonality and Quarterly Results

Historically, the financial performance and revenues of the Golden Nugget properties are higher during the first and fourth quarters of each year. Accordingly, our results of operations are expected to fluctuate from quarter to quarter, and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

Three months ended September 30, 2006 Compared to Three months ended September 30, 2005

Net revenues for the three months ended September 30, 2006 were $51.4 million, a decrease of $7.3 million, or 12.5% compared to the three months ended September 30, 2005. The decrease in net revenues was primarily attributable to decreases in casino revenues and food and beverage revenues offset by a decrease in promotional allowances. These decreases in revenues were more than offset by the positive impact of reducing casino, food and beverage, and general and administrative expenses as well as cost savings from lower interest rates on outstanding debt. Overall, net income increased to $0.9 million in the three months ended September 30, 2006 compared to a loss of $5.1 million in the three months ended September 30, 2005.

Revenues

Casino revenues during the three months ended September 30, 2006 totaled $33.8 million, a decrease of $4.7 million or 12.2% over the three months ended September 30, 2005. The decline is primarily the result of changes in table game limits and credit policy which reduced table games drop as well as a decline in slot play which reduced overall slot win in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Casino revenues were also adversely impacted by the disruption resulting from the renovation.

Room revenues increased 0.8% during the three months ended September 30, 2006 to $13.0 million. This increase is primarily the result of an increase in the average daily rate. This increase was offset by reduced hotel occupancy due to the disruption arising from the renovation.

Food and beverage revenues decreased $4.4 million or 32.8% during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease is attributed to fewer available restaurants as a result of restaurant renovations and closures subsequent to the acquisition as well as upgrading certain restaurants to Landry’s operated concepts.

Promotional allowances provided to gaming patrons decreased $1.8 million to $6.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease is primarily related to the decrease in casino revenues associated with the change in table game limits and credit policy as well as the decreased slot play compared to the prior year period.

Operating Expenses

Casino operating expenses for the three months ended September 30, 2006 totaled $19.4 million compared to $23.4 million for the three months ended September 30, 2005. The decrease is primarily due to decreases in gaming taxes, payroll expenses, and casino marketing expenses.

Food and beverage expenses for the three months ended September 30, 2006 were $5.5 million compared to $8.9 million for the three months ended September 30, 2005. The decrease is due to lower costs associated with operating fewer restaurants.

General and administrative expenses for the three months ended September 30, 2006 were $12.2 million, or 23.6% of net revenues, compared to $14.5 million, or 24.7% of net revenues for the three months ended September 30, 2005. The decrease in general and administrative expenses is primarily attributed to reductions in payroll expense and reduced bad debt allowance associated with better than anticipated collections of casino receivables.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and the credit facility and our equity in the loss of FSE. Interest expense decreased $0.9 million in the three months ended September 30, 2006 to $3.5 million compared to $4.4 million in three months ended September 30, 2005 as a result of lower average borrowings and a lower average interest rate from amending the credit facility. FSE is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. Golden Nugget - Las Vegas has a 17.65% interest in FSE, consistent throughout 2005 and 2006.

Income Taxes

The provision for income taxes for the three months ended September 30, 2006 was $0.35 million or 29.0%. Prior to the acquisition by Landry’s, Golden Nugget and its subsidiaries were a qualified sub chapter S corporation and as a result, the owners were taxed on income at a personal level not at the corporate level.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

Net revenues for the nine months ended September 30, 2006 were $170.2 million, a decrease of $19.3 million, or 10.2% over the nine months ended September 30, 2005. The decrease in net revenues was primarily attributable to decreases in casino revenues and food and beverage revenues offset by a decrease in promotional allowances as well as an increase in rooms revenue.

Overall, net income increased to $11.1 million in the nine months ended September 30, 2006 compared to a loss of $5.9 million in the nine months ended September 30, 2005.

Revenues

Casino revenues during the nine months ended September 30, 2006 totaled $111.2 million, a decrease of $12.1 million or 9.8% over the nine months ended September 30, 2005. The decline is primarily the result of changes in table game limits and credit policy which reduced table games drop, as well as a decline in slot play which reduced overall slot win in the nine months ended September 30, 2006. Casino revenues were adversely impacted by the disruption resulting from the Golden Nugget—Las Vegas renovation.

Room revenues increased 2.5% in the nine months ended September 30, 2006 to $42.8 million. This increase is primarily the result of higher average daily rates.

Food and beverage revenues decreased $12.8 million or 30.2% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease is attributed to fewer available restaurants resulting from restaurant renovations and closures subsequent to the acquisition as well as upgrading certain restaurants to Landry’s operated concepts.

Promotional allowances provided to gaming patrons decreased $5.8 million to $20.5 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease is primarily related to the decrease in casino revenues associated with the change in table game limits and credit policy as well as the decreased slot play.

Operating Expenses

Casino operating expenses for the nine months ended September 30, 2006 totaled $59.7 million compared to $73.6 million for the nine months ended September 30, 2005. The decrease is primarily due to decreases in gaming taxes, payroll expenses, and casino marketing expenses.

Food and Beverage expense decreased $9.3 million for the nine months ended September 30, 2006. The decrease is attributable to lower costs associated with operating fewer restaurants.

General and administrative expenses for the nine months ended September 30, 2006 were $36.4 million or 21.3% of net revenues, compared to $43.4 million or 22.9% of net revenues for the nine months ended September 30, 2005. The decrease in general and administrative expenses is primarily attributed to reductions in payroll expense and reduced bad debt allowance associated with better than anticipated collections of casino receivables.

Other Income and Expense

Other income and expense consists principally of interest expense on the senior notes and the credit facility and the equity in the loss of our joint venture investment in FSE. Interest expense decreased $2.9 million in the nine months ended September 30, 2006 to $10.6 million compared to $13.5 million in nine months ended September 30, 2005 as a result of lower average borrowings and a lower average interest rate that resulted from amending the credit facility. The joint venture is primarily designed to increase visitation to downtown Las Vegas and it is expected to continue to incur losses. Golden Nugget—Las Vegas has a 17.65% interest in FSE, consistent throughout 2005 and 2006.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2006 was $5.8 million or 34.2%. Prior to the acquisition by Landry’s, we were a qualified sub chapter S corporation and as a result, the owners were taxed on the income at a personal level not at the corporate level.

Liquidity and Capital Resources

In connection with the acquisition, we entered into an amended loan and security agreement whereby the remaining balance of the existing term loan plus accrued interest was repaid; the existing revolving credit facility was increased to $43.0 million; certain financial covenants were adjusted; and the financing spread was reduced to Libor plus 1.75% or the bank’s base rate plus 0.75% as of September 30, 2006, plus a commitment fee. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement.

At September 30, 2006, we had cash and cash equivalents of $20.0 million, approximately $16.0 million outstanding under our revolving credit facility, and $2.5 million drawn under letters of credit with remaining availability under the credit facility of approximately $24.5 million.

We anticipate capital expenditures associated with the Golden Nugget – Las Vegas renovation to approximate $90.1 million in 2006, with additional expenditures for an expansion in 2007. As of September 30, 2006, we have spent $16.6 million for capital expenditures in connection with the renovation in the current year. Our Parent has expended approximately $43.6 million for in progress construction related to the renovation which may be transferred, contributed or leased to us upon completion.

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

Property and Equipment. At September 30, 2006, we had approximately $339.5 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets, which could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Dated: November 14, 2006